Form 10-Q
period 2008-09-30
Life Nutrition Products, Inc
filed 2008-11-14
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to________

LIFE NUTRITION PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Commission File Number: 333-152432

Delaware
(State of other jurisdiction of incorporation or organzation)

42-1743717
(I.R.S. Employer Identification No.)

Michael M. Salerno
Chief Executive Officer
121 Monmouth Street, Suite A
Red Bank, New Jersey 07701
(732)758-1577
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X)Yes              ()No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer () Accelerated filer ()  Non-accelerated filer ()  Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     (X) Yes () No

As of 9/30/08, there were 14,055,000 shares of common stock outstanding with a par value of $0.0001.

Table of Contents

		Page:
Part I.	FINANCIAL INFORMATION

	Item 1. Financial Statements		3
	Balance Sheets as of 9/30/08 (unaudited)
	and 12/31/07		3
	Statement of Operations for the
	Three and Nine Months Ended 9/30/08 and 9/30/07		4
	Statements of Stockholder’s Equity as of Nine
	Months Ended 9/30/08		5
	Statement of Cash Flows as of
	9/30/08 and 9/30/07		6
	Notes to Financial Statements		7-8

	Item 2. Management’s Discussion and Analysis of Financial Condition		9
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures about Market Risk		12

	Item 4. Controls and Procedures		12

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings		13
	Item 1A. Risk Factors		13
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		13
	Item 3. Defaults Upon Senior Securities		13
	Item 4. Submissions of Matters to a Vote of Security Holders		13
	Item 5. Other Information		13
	Unregistered Sales of Equity Securities
	Item 6. Exhibits		14

Signatures			14

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Life Nutrition Products, Inc.
Balance Sheets
As of September 30, 2008 and December 31, 2007

Assets	9/30/08	12/31/07
(unaudited)
Current Assets
Cash and cash equivalents	$ 1,393	$ 856
Inventory	10,202	27,610
Total Current Assets	11,595	28,466

Property and Equipment, net	441	441
Deposit	-	300

Total Assets	$ 12,036	$ 29,207

Liabilities and Stockholder’s Equity

Liabilities
Account Payable & Accrued Expenses	-	895
Line of Credit		75,000
Officer Loan Payable	-	74,345
Total Liabilities	-	150,240

Stockholder’s Equity
Preferred Stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding
	-	-
Common Stock $0.0001 par value, 50,000,000 authorized,	1,406	1,000
14,055,000 issued and outstanding as of 9/30/08 and
10,000,000 issued and outstanding as of 12/31/07

Additional Paid-in Capital	439,022	169,100
Retained Deficit	(428,392)	(291,133)
Total Stockholder’s Equity	12,036	(121,033)

Total Liabilities and Stockholder’s Equity	$ 12,036	$ 29,207

See notes to the financial statements.

Life Nutrition Products, Inc.
Statement of Operations

		Three Months Ended	Nine Months Ended
		September 30,	September 30,

	2008	2007	2008	2007

Revenue	$ 615	$ 397	$ 2,437	$ 13,493
Cost of Revenues	3,273	-	17,409	8,560
Gross Profit	(2,658)	397	(14,972)	4,933

Expenses
Selling General & Administrative	44,790	58,611	121,315	134,910

Other Income (Expense)
Interest Income	23	-	164	-
Interest Expense	-	(1,140)	(1,137)	(1140)
Total Expenses	44,767	59,751	122,288	136,050

Loss before provision for income taxes	(47,425)	(59,354)	(137,260)	(131,117)

Provision for income taxes	-	-	-	-

Net Loss	$ (47,425)	$ (59,354)	$ (137,260)	$ (131,117)

Weighted average shares of common
stock outstanding                                                                           13,855,000                10,000,000                         12,790,912                          10,000,000

Net Loss per common share                                                        $        (0.00)              $         (0.01)                       $        (0.01)                       $         (0.01)

See notes to the financial statements.

Life Nutrition Products, Inc.

Statements of Stockholder’s Equity for 9 Months Ended, September 30, 2008

			Additional	Retained
	Common	Common	Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance 12/31/2007	10,000,000	$1,000	$169,100	$(291,132)	$(121,032)

Private placement & issuance of shares	3,750,000	375	249,625		250,000
Stock Based Compensation	305,000	31	20,297		20,328

Net loss 9 months ended 9/30/2008	_	_	_	(137,260)	(137,260)

Balance 9/30/2008	14,055,000	$1,406	$439,022	$(428,392)	$(12,036)

See notes to the financial statements.

Life Nutrition Products, Inc.
Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities

Net Loss	$(137,260)	$(131,117)
Adjustments to reconcile net loss to net cash used in operating activities
Stock Based Compensation	20,297
Decrease in Inventory	17,408	8,560
Decrease in Deferred revenue	-	(1359)
Decrease in Security Deposit	300	-
Decrease in Accounts Payable	(894)	(4,127)
Net cash used in operating activities	(100,149)	(128,043)

Cash flows from Financing Activities

Repayment of Line of Credit	(75,000)	(22,500)
Repayment of Officer Loan	(74,345)	(149,000)
Proceeds from Contributed Capital	250,031	300,000
Net cash provided by financing activities	100,686	128,500

Net increase in cash	537	458
Cash at beginning of period	856	4,796
Cash at end of period	$1,393	$5,254

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,137	$1,140
Income taxes	$-	$-

SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

Officer Loan converted to Contributed Capital	$-	$97,156

See notes to the financial statements.

Life Nutrition Products, Inc.
Notes to the Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Registration Statement on Form S-1 for the year ended December 31, 2007.

Life Nutrition Products, Inc was originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC ("LNP"). On September 24, 2007, Life Nutrition Products, Inc. a Delaware Corporation was formed and merged with LNP. Under the terms of the merger10 million shares of common stock were issued to the LNP Members to acquire all of LNP's membership interests. After the merger, 10 million shares of common stock were outstanding, all of which were owned by LNP's two founders, Michael M. Salerno, President and Richard G. Birn, Vice President.

Our primary business purpose is to market over-the-counter, all-natural dietary supplements under the trade names: Trim For Life3 Appetite Control and Trim For Life3 Energy Formula. The Trim For Life3 Appetite Control Formula is patent pending and supported by scientific studies. The Trim For Life3 Energy Formula is a proprietary formula blend.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Highly liquid investments with maturities of three months or less at the date of purchase (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Inventories consist of only finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of the assets.

Revenue Recognition

The Company's sales are placed over the Internet or by phone and payment is taken by either credit card or check. Product is shipped immediately upon receipt of order. Revenue is recognized at the time of shipment. Life Nutrition Products offers customers the right to return certain of its products. Revenue for these products is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sales transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. We were unable to reasonably estimate returns for the periods reported, therefore, the recognition of revenue was deferred until the customer's right of return expired.

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $274 and $7560 for the nine month period ended September 30, 2008 and 2007, respectively.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $1,400 and $32,277 for the nine month period ended September 30, 2008 and 2007, respectively.

3. PROPERTY AND EQUIPMENT

At September 30 2008 property and equipment consists of the following:

		Estimated
		Useful Lives
Computer Equipment	$1324	3 years
Website Development	$4315	3 years
Less: accumulated depreciation and amortization	$(5198)
	$441

4. LINE OF CREDIT

Wachovia

On October 25, 2006 the Company closed on a business line of credit with Wachovia Bank in the amount of $50,000. The principal bears interest at the prime rate plus 2.5% . As of September 30, 2008 there was $0 drawn on the line and $50,000 available.

Washington Mutual

On October 18, 2006 the Company closed on a business line of credit with Washington Mutual Bank in the amount of $25,000. The principal bears interest at the prime rate plus 3%. As of September 30, 2008 there was $0 drawn on the line and $25,000 available.

5. PRIVATE PLACEMENT

Private placement

On December 3, 2007 the Company offered for sale to accredited investors up to fifty units at a purchase price per unit of $10,000. Each unit consists of 150,000 shares of common stock, $0.0001 par value per share. The minimum offering amount is 20 units ($200,000) and the maximum offering is 50 Units ($500,000). The offering shall remain open until the sale of all of the units offered or November 1, 2008, whichever shall occur first. During the 9 months ended 9/30/08, a total of 25 units were sold and $250,000 of capital was raised.

6. OFFICER LOANS PAYABLE

Loans from officers are unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2008, outstanding officer loans payable in the amount of $74,345 were paid in full.

7. STOCK BASED COMPENSATION

The Company follows the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that stock grants to non-employees be measured at the fair value of the equity instruments issued or the consideration received, whichever is more reliably measurable. On June 1, 2008, we issued a total of 305,000 shares of common stock to 19 persons for various administrative services rendered. We recorded compensation expense in the amount $20,292 based on the value of stock ($0.066) as determined in our recent private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

     This quarterly report ending September 30, 2008 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "expect", "plans", "intends", "anticipate", "believe", "estimate" and "continue" or similar words and are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. The factors listed in Item 1A. section captioned "Risk Factors", as well as any cautionary language in this Quarterly report, provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations the Company describes in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending September 30, 2008 on Form 10-Q should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

     Our significant accounting policies are more fully described in Notes to the audited financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

     We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

OVERVIEW AND PLAN OF OPERATION

     We are a dietary supplement company specializing in the development, marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life3® Appetite Control and Trim For Life3® Energy Formula.

     In our original business plan, we outlined a marketing strategy to compete more effectively in the dietary supplement marketplace. However, due to a lack of available financing, we are unable to implement the marketing strategy or invest in product expansion. As a result, the Company may look to explore and identify other viable options that may provide the potential to generate a positive cash flow to accommodate the costs of being a publicly held company. With volatile economic conditions and unknown opportunities, we are unable to adequately determine if there are indeed, business opportunities that would lend to the Company acquiring additional capital or having the available resources to construct such a deal.

     The Company is currently awaiting approval from the Financial Industry Regulatory Authority (FINRA) to publicly trade common stock shares on the Over-The-Counter Bulletin Board (OTCBB). As a public company with shares trading on the open market, we believe our company will be in a better position to raise additional capital to meet our operating costs. However, we cannot claim nor guarantee that by having Company stock publicly trading that it will provide the opportunity to raise additional capital.

     Our current operating costs are minimal due to limited business activities, but we do incur expenses such as legal and professional services to meet our SEC obligations as a publicly held company. The Company may continue to meet these expenses by opting to raise additional capital through the sales of our common stock, loans from our board of directors, and/or other transactions to meet these obligations.

     We were originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC ("LNP"). On September 24, 2007, Life Nutrition Products, Inc. a Delaware Corporation was formed and merged with LNP. On August 27, 2008 the Life Nutrition Products, Inc. Registration statement on Form S-1 became effective. Our executive office is located at 121 Monmouth Street, Red Bank, New Jersey 07701 and our phone number is (732)758-1577. Our fiscal year ends December 31.

RESULTS OF OPERATIONS

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

     Revenue: Revenue was $2,437 for the nine months ended September 30, 2008 compared to $13,493 for the nine months ended September 30, 2007, a decrease of $11,056. This decrease is a result of limited marketing activities and expired inventory.

     Gross Profit/(Loss): Gross profit/(loss) was ($14,972) for the nine months ended September 30, 2008 compared to $4,933 for the nine months ended September 30, 2007, a decrease ($19,905). This decrease in gross profit is primarily attributed to expired inventory.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were approximately $121,315 for the nine months ended September 30, 2008 compared to $134,910 for the nine months ended September 30, 2007, a decrease of $13,595.

     Other Income (Expense): Other income (expense) was ($973) for the nine months ended September 30, 2008 compared to ($1,140) for the nine months ended September 30, 2007. This increase was attributable to interest expense on our debt.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

    Revenue: Revenue was $615 for the three months ended September 30, 2008 compared to $397 for the three months ended September 30, 2007, an increase of $218.

   Gross Profit/(Loss): Gross profit/(loss) was ($2,658) for the three months ended September 30, 2008 compared to $397 for the three months ended September 30, 2007, a decrease ($3,055). This decrease in gross profit is primarily attributed to expired inventory.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses were approximately $44,790 for the three months ended September 30, 2008 compared to $58,611 for the three months ended September 30, 2007, a decrease of $13,821.

   Other Income (Expense): Other income (expense) was $23 for the three months ended September 30, 2008 compared to ($1,140) for the three months ended September 30, 2007. This increase was attributable to interest expense on our debt.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

     Net cash used in operating activities was $100,149 for the nine months ended September 30, 2008, compared to $128,043 for the nine months ended September 30, 2007. This decrease in cash used relates to inventory.

     The Company’s net cash provided by financing activities was $100,686 for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $128,500 for the nine months ended September 30, 2007. The decrease was due to the capital needs of the Company. As of September 30, 2008 there are no outstanding line(s) of credit.

     As of the date of September 30, 2008, the Company had approximately $1,393 in cash. It is meeting its working capital needs by relying upon the proceeds from its December 2007 private placement. On December 3, 2007, the Company commenced a private offering of up to fifty (50) Units of common stock at a price per Unit of $10,000 for a maximum offering amount of $500,000. The Units were offered and sold to investors who qualified as “accredited investors” as defined in Rule 501(a) under the Securities Act, pursuant to an exemption from registration under Section 4(2) or 4(6) of the Securities Act and/or Regulation D thereunder.

     In this quarter ending September 30, 2008, the Company sold an additional 600,000 of common stock shares with a par value of $0.0001 in the total amount of $40,000. The proceeds of which were deemed for working capital.

     Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company’s present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and meet SEC requirements of being a publicly held company. As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company achieving its revenue goals or raising additional capital in the form of equity or debt.

OFF-BALANCE SHEET FINANCINGS

Not applicable

GOVERNMENTAL REGULATIONS

     Dietary supplements are subject to federal laws dealing with drugs and regulations imposed by the FDA. Those laws regulate, among other things, health claims, ingredient labeling and nutrition content claims characterizing the level of nutrient in the product. They also prohibit the use of any health claim for dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

     The Federal Trade Commission (the “FTC”), which exercises jurisdiction over the marketing practices and advertising of products similar to those we offer, has in the past several years instituted enforcement actions against several dietary supplement companies for deceptive marketing and advertising practices. These enforcement actions have frequently resulted in consent orders and agreements. In certain instances, these actions have resulted in the imposition of monetary redress requirements. Importantly, the FTC requires that "competent and reliable scientific evidence" corroborate each claim of health benefit made in advertising before the advertising is first made. A failure to have that evidence on hand at the time an advertisement is first made violates federal law. While we have not been the subject to enforcement action for the advertising of our products, there can be no assurance that the FTC or other agencies will not question our advertising or other operations in the future.

     We believe we are in compliance with all material government regulations which apply to our products. However, we are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.

RESEARCH AND DEVELOPMENT

Not Applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our securities are not traded on any exchange or quotation system. We anticipate that following the filing of the Form 211, our common stock will be quoted on either the Over The Counter Bulletin Board (“OTCBB”), OTC-Other, or the “Pink Sheets”. In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets. In order for our common stock to trade, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations and file an application on our behalf to make a market in our securities. We have engaged, The Vertical Group of New York, to act as our market maker for sponsorship of our securities on the OTCBB.

     It is not possible to predict where, if at all, our common stock will be traded following qualification of our securities for trading. Even if our common stock is accepted for quotation, it is not certain that an orderly market will develop. The trading markets, if any, may be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed in the section entitled “Risk Factors”, investors’ perceptions of our company and its business, our operating results, our dividend policies and general economic and market conditions.

Item 4. Controls and Procedures.

     The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this report, ending September 30, 2008 is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

     As of September 30, 2008, the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and other executive management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO, CFO, and executive management have concluded that no change identified in the connection of such evaluation has materially affected the, or reasonably likely to affect, the Company’s internal control over financial reporting and deem that the disclosure controls and procedures are effective.

                                                                                                                                                                                                                                                12

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-1, effective date August 27, 2008, which could materially affect our business, financial condition or future results. The risks described in our Registration Statement on Form S-1 are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company issued an aggregate of 600,000 shares of common stock in a three month period ending, September 30, 2008 with par value of $0.0001 in exchange for an aggregate cash investment of $40,000.

     This issuance was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information.

Unregistered Sales of Equity Securities

     As reported in item 2, “Unregistered Sales of Equity Securities and use of Proceeds” of the quarterly report ending, September 30, 2008 the detail of the transaction(s):

     On September 1st, 2008, we issued 300,000 shares of common stock, par value $0.0001 to Anomaly Capital, LLC in exchange for a cash investment of $20,000.

     On September 12, 2008, we issued 150,000 shares of common stock, par value $0.0001 to Richard G. Birn, our Vice President, in exchange for a cash investment of $10,000. On September 30, 2008, we issued 150,000 shares of common stock, par value $0.0001 to Richard G. Birn in exchange for a cash investment of $20,000.

                                                                                                                                                                                                                                                      13

Item 6. Exhibits.

Exhibit Number:                   Name:

32.1                                      Certification of Principal Executive Officer and Principal Financial Officer Sec. 302

32.2                                      Certification of Chief Executive Officer and Chief Financial Officer Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on
November 14, 2008.

LIFE NUTRITION PRODUCTS, INC.:
By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer
Date: 11/14/08

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer
Date: 11/14/08

By: /s/ Richard G. Birn
Name: Richard G. Birn
Title: Vice President, Director
Date: 11/14/08

                                                                                                                                                                                                                                      14