Form 10-K
period 2008-12-31
Life Nutrition Products, Inc
filed 2009-04-15
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from______ to______

LIFE NUTRITION PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Commission file number: 333-152432

Delaware
State or other jurisdiction of incorporation or organization
42-1743717
(I.R.S. Employer incorporation or organization Identification No.)

Michael M. Salerno
Chief Executive Officer
121 Monmouth Street, Suite A
Red Bank, New Jersey 07701
(732) 758-1577
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. ()Yes (X)No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act. ()Yes (X)No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ()No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ()

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer() Accelerated filer () Non-accelerated filer () Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). (X)Yes ()No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2008 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $0.00 as the common stock is not quoted on any public markets.

As of December 31, 2008 there were 14,055,000 shares of common stock outstanding with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

Life Nutrition Products, Inc. (LNP, Inc)

Part I		Page
Item 1	Business	4
Item 1A	Risk Factors	8
Item 1 B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of Security Holders	8

Part II
Item 5	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity
	Securities	9
Item 6	Selected Financial Data	10
Item 7	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosure About Market
	Risks	14
Item 8	Financial Statements and Supplementary Data	15-26
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	27
Item 9A	Controls and Procedures	27
Item 9B	Other Information	29

Part III
Item 10	Directors, Executive Offices and Corporate
	Governance	30
Item 11	Executive Compensation	31
Item 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	31
Item 13	Certain Relationships and Related Transactions,
	and Director Independence	32
Item 14	Principal Accounting Fees and Services	32

Part IV
Item 15	Exhibits, Financial Statement Schedules	33

Signatures

FORWARD LOOKING STATEMENT

This annual filing ending December 31, 2008 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,”“intends,”“anticipate,”“believe,”“estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

Part I

Item 1. Business

The Company

References to “we,” “our,” “our company,” “us,” “the Company,” or “Life Nutrition” refer to Life Nutrition, Inc. and its consolidated subsidiaries. Unless otherwise indicated, industry data are derived from publicly available sources, which we have not independently verified. Our executive office is located at 121 Monmouth Street, Red Bank, New Jersey 07701 and our phone number is (732)758-1577 and our website address is www.trimforlife3.com. Information contained in our filing is not available at our web site. Our fiscal year ends December 31.

Company Overview

We were originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC ("The Company"). On September 24, 2007, Life Nutrition Products, Inc. a Delaware Corporation was formed and merged with LNP. On August 27, 2008 the Life Nutrition Products, Inc. Registration statement on Form S-1 became effective.

We are a dietary supplement company specializing in the development, marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life3® Appetite Control and Trim For Life3® Energy Formula.

In our original business plan, we outlined a marketing strategy to compete more effectively in the dietary supplement marketplace. However, due to a lack of available financing we are unable to implement the marketing strategy or invest in product expansion. As a result, the Company may look to explore and identify other viable options that may provide the potential to generate a positive cash flow to accommodate the costs of being a publicly held company. With volatile economic conditions and unknown opportunities, we are unable to adequately determine if there are indeed, business opportunities that would lend to the Company acquiring additional capital or having the available resources to construct such a deal.

During the period covered in this annual report ending December 31, 2008, the Company is waiting for approval from the Financial Industry Regulatory Authority (FINRA) to quote its common stock on the Over-The-Counter Bulletin Board (OTCBB). As a public company with shares trading on the open market, we believe our company may be in a better position to raise additional capital to meet our operating costs. However, we cannot claim nor guarantee the trading of the Company’s common stock will improve the current financial condition of the Company or if a viable market could be developed to support the trading of our Company stock.

Our current operating costs are minimal due to limited business activities, but we do incur expenses such as legal and professional services to meet our Securities Exchange Commission (SEC) obligations as a public company. The Company filed its most recent quarterly report (10-Q) for the period ending September 30, 2008. The Company may continue to meet these expenses by opting to raise additional capital through the sales of our common stock, loans from our board of directors, and/or other transactions to meet these obligations.

Our Current Business

We are currently reviewing opportunities to improve our financial stability by seeking established businesses which have the financial wherewithal to either invest capital into our Company operations in exchange for Company common stock, or, if in a similar line of business consider a merger or an acquisition. At the time of this annual report, we do not have any qualified prospects and have not entered into any negotiations and/or agreements with any company or individual. We cannot predict nor determine the likelihood of finding such an opportunity and if one were to be found, the Company may not have the financial resources at the time to close on the transaction.

Management believes an opportunity may avail itself as a result of being a reporting company with common stock to be quoted on the OTCBB. Management believes there are savvy investors and/or businesses who understand the value of a public company and may be interested in investment of capital, merger or acquisition. As a reporting company, our view of the Company value includes; the ability to use the Company’s common stock to raise capital, the Company’s common stock quoted on the OTCBB (pending FINRA approval), audited financials, provide shareholders liquidity, obtain loans from financial lenders, and possibly increase growth opportunities through mergers and/or acquisitions.

Economic conditions may be somewhat unsettled and may cause uneasiness with prospective businesses and speculative investors. Management believes there is a viable market of prospects which are searching for a public company in which they could invest, merge or acquire. However, we cannot guarantee nor claim that the Company will be able to find a suitable opportunity.

Our Products

Currently, our principal products include two dietary supplement programs marketed under the trade names: Trim For Life3® Appetite Control and Trim For Life3® Energy Formula.

  The Trim For Life3® Appetite Control

     The Trim For Life3® Appetite Control formula is an appetite suppressant made from 100% all natural ingredients. A primary ingredient in the formula is 5-HTP; a popular appetite suppressant. The formula has been clinically tested successfully through a double-blind placebo trial conducted at an independent laboratory. The results concluded that the group given the Appetite Control formula lost significantly more weight than the placebo group. The Trim For Life3® Appetite Control formula is patent pending. The status of the patent application is published in the U.S. Patent and Trademark Office (Application 20060040003).

· Trim for Life3® Energy Formula

The all-natural, proprietary Trim For Life3® Energy Formula is designed to stimulate weight loss and increase energy by: (a) revitalizing and boosting metabolism, (b) combating weight loss fatigue, and (c) replenishing vitamins and minerals.

Distribution

Our product lines are distributed to retail channels either through distributors or through direct shipments from us. We generally maintain sufficient inventories to meet customer orders as received. From time to time, we may experience back orders that result from variations in demand for products outside of our control or expectations.

Operations

We develop and market dietary supplement products under the brand Trim For Life3®. Our products include single ingredient items as well as multi-ingredient formulas. Our formulas utilize scientifically-supported ingredients which target weight loss. Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products we develop. We believe our potential for growth involves the continued development of our products that can be marketed and sold to our existing and new retail channels, including direct-to-consumer.

Competition

     The nutritional supplement industry is large and intensely competitive. We compete generally with companies that manufacture and market competitive nutritional products in our product line. Competitive factors in the nutritional supplement market include product effectiveness, scientific validation, proprietary formulations, price, quality of products, reliability of product delivery and marketing services offered to customers. We believe we compete favorably with respect to each of these factors. Nevertheless, most of our competitors have longer operating histories, wider product offerings, greater name recognition and financial resources than do we.

Raw Materials and Manufacturing

     We develop and formulate proprietary, natural based, dietary supplements, but do not manufacture any of these products. We use third-party manufacturers who manufacture and package our products according to formulas and packaging guidelines that we dictate. In order to minimize costs, we may elect to purchase raw or bulk materials directly from our suppliers and have them shipped to our manufacturers so that we may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product. By outsourcing product manufacture, we eliminate the capital required to manufacture our own products and increase the flexibility of our manufacturing resources.

Intellectual Property, Patents, and Royalty Agreements

     Trim For Life3® Appetite Control formula is a proprietary, patent-pending dietary supplement formulation. We will protect the intellectual property and license rights through patent protection, trade secrets and contractual protections and intend to develop a strong brand identity. Although we do not currently license our intellectual property to any third parties, we may choose to provide such licensing arrangements in the future to provide a potential new revenue source.

Government Regulation

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

We believe we are in compliance with all material government regulations which apply to our products. However, we are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These future changes could, however, require the reformulation or elimination of certain products; imposition of additional record keeping and documentation requirements; imposition of new federal reporting and application requirements; modified methods of importing, manufacturing, storing or distributing certain products; and expanded or different labeling and substantiation requirements for certain products and ingredients. Any or all of these requirements could harm our business.

Employees

We have a Board of Directors consisting of two individuals, Michael M. Salerno and Richard G. Birn who are not compensated.

Available Information

We were incorporated in Delaware in September 2007 as Life Nutrition Products, Inc. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10a.m. to 3p.m. or by calling the Commission at 1-800-SEC-0330 or visiting the internet site, http://www.sec.gov for filed reports.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Properties

We lease 120 square feet of office space at 121 Monmouth Street, Suite A, Red Bank, New Jersey 07701. The monthly rent is $500 and the lease term is from January 1, 2006 through December 31, 2008. The landlord is 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO Michael Salerno. The lease continues on a month to month basis.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending December 31, 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

For the period covered in this filing, the Company’s common stock is not quoted on a public market. However, the Company anticipates it will receive approval from FINRA to have its common stock quoted on the Over-The-Counter Bulletin Board (OTCBB). However, the Company does not guarantee nor suggest receiving approval to publicly trade on the OTCBB will necessarily generate a market for its common stock.

Even if our common stock is quoted on the OTCBB, the OTCBB provides a limited trading market, and we can make no assurances that any market-maker will agree to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for shareholders to sell their shares or recover any part of their investment in the company. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile so that holders of our common stock will not be able to sell their shares at prices that allow them to recover any or all of their investment. Market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

  Introductions of new products or new pricing policies by us or by our competitors;
  The gain or loss of significant customers or product orders;
  Actual or anticipated variations in our quarterly results;
  The announcement of acquisitions or strategic alliances by us or by our competitors;
  Recruitment or departure of key personnel;
  The level and quality of securities research analyst coverage for our common stock;
  Changes in the estimates of our operating performance or changes in recommendations by us or any research analysts that follow our stock or any failure to meet the estimates made by research analysts; and
  Market conditions in our industry and the economy as a whole.

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. For the period covered in this filing, our common stock is not listed on a publicly traded market. As of December 31, 2008, there were 43 common stock shareholders.

Preferred Stock

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

Dividends

We have never paid a dividend on our Common Stock and we currently intend to retain earnings for use in our business to finance operations and growth. Any future determination as to the distribution of cash dividends will depend upon our earnings and financial position at that time and such other factors as the Board of Directors may deem appropriate.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

In the year ending December 31, 2008, the Company issued 3,750,000 shares of common stock with a par value of $0.0001 in exchange for a cash investment of $250,000. The proceeds of which were deemed for working capital. In the year ending December 31, 2007, the Company issued 10,000,000 shares of common stock to founders, Michael M. Salerno and Richard G. Birn under the terms of the merger between Life Nutrition Products, LLC and Life Nutrition Products, Inc.

Issuer Purchases of Equity Securities

None

Item. 6. Selected Financial Data

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report ending December 31, 2008 and 2007 on Form 10-K should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

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

     In our original business plan, we outlined a marketing strategy to compete more effectively in the dietary supplement marketplace. However, due to a lack of available financing, we are unable to implement the marketing strategy or invest in product expansion. As a result, we may look to explore and identify other viable options that may provide the potential to generate a positive cash flow to accommodate the costs of being a public company. With volatile economic conditions and unknown opportunities, we are unable to adequately determine if there are indeed, business opportunities that would lend to the Company acquiring additional capital or having the available resources to construct such a deal.

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared to year ended December 31, 2007

     Revenue: Revenue was $3,152 for the year December 31, 2008 compared to $13,914 for the year ended December 31, 2007, a decrease of $10,762. This decrease is a result of limited marketing activities and expired inventory.

     Gross Profit/(Loss): Gross profit/(loss) was ($24,151) for the year ended December 31, 2008 compared to $7,631 for the year ended December 31, 2007, a decrease ($31,782). This decrease in gross profit is primarily attributed to expired inventory.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were approximately $141,970 for the year ended December 31, 2008 compared to $159,346 for the year ended December 31, 2007, a decrease of $17,376.

Other Income (Expense): Other income (expense) was ($256) for the year ended December 31, 2008 compared to ($4,807) for the year ended December 31, 2007. This decrease was attributable to interest expense on our debt.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

     Net cash used in operating activities was ($118,511) for the year ended December 31, 2008, compared to ($149,785) for the year ended December 31, 2007. This decrease in cash used relates to inventory.

     The Company’s net cash provided by financing activities was $120,655 for the year ended December 31, 2008 compared to net cash provided by financing activities of $145,845 for the year ended December 31, 2007. The decrease was due to the capital needs of the Company. As of December 31, 2008 there are no outstanding line(s) of credit.

     As of the date of December 31, 2008, the Company had no cash. It is meeting its working capital needs by relying upon the proceeds from its December 2007 private placement. On December 3, 2007, the Company commenced a private offering of up to fifty (50) Units of common stock at a price per Unit of $10,000 for a maximum offering amount of $500,000. The Units were offered and sold to investors who qualified as “accredited investors” as defined in Rule 501(a) under the Securities Act, pursuant to an exemption from registration under Section 4(2) or 4(6) of the Securities Act and/or Regulation D thereunder.

     In this year ending December 31, 2008, the Company issued 3,750,000 of common stock shares with a par value of $0.0001 in the total amount of $250,000. The proceeds of which were deemed for working capital. In the year ending December 31, 2007, the Company issued 10,000,000 shares of common stock to founders, Michael M. Salerno and Richard G. Birn under the terms of the merger between Life Nutrition Products, LLC and Life Nutrition Products, Inc.

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

OFF-BALANCE SHEET FINANCINGS

None

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

IMPACT OF RECENT ACCOUTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The adoption of FAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not anticipate that SFAS No. 160 will have on its financial statements.

In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have an impact on the financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on Company’s financial statements.

The Company does not anticipate the adoption of recent accounting pronouncements will have a significant material impact on the financial statements.

Item 7A Quantitative and Qualitative Disclosure About Market Risks

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

Item 8. Financial Statements and Supplementary Data
LIFE NUTRITION PRODUCTS, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
TABLE OF CONTENTS
PAGE

Report of independent registered public accounting firms	F-1-F-2
Balance sheets	F-3
Statements of operations	F-4
Statement of stockholders’ (deficit)	F-5
Statements of cash flows	F-6
Notes to financial statements	F-7 –F-11

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Certified Public Accountants
|406 Lippincott Drive, Suite J
Marlton, NJ 08053

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Life Nutrition Products, Inc.

We have audited the accompanying balance sheet of Life Nutrition Products, Inc. (a Delaware corporation) as of December 31, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Nutrition Products, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred recurring losses and experiences deficiency of cash flow from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Marlton, New Jersey

April 10, 2009

Rosenberg Rich Baker Berman & COMPANY

A PROFESSIONAL ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

380 Foothill Road • P.O. Box 6483 • Bridgewater, NJ 08807-0483
Phone: 908-231-1000 • FAX: 908-231-6894
Website: www.rrbb.com • E-Mail: info@rrbb.com

Carl S. Schwartz, CPA•
David N. Roth, CPA
Steven J. Truppo, CPA
Leonard M. Friedman, CPA••
Gary A. Sherman, CPA•
Robert S. Quick, CPA
Pamela Becner Ali, CPA
Marsha L. Baldinger, CPA••
Howard B. Condo, CPA

Aaron A. Rich, CPA•
Alvin P. Levine, CPA•

Daniel M. Brooks, CPA

• NJ and NY
• NJ and FL
• NJ, NY and PA
• Accredited in Business Valuation
• Certified Business Appraiser
• Certified Financial Planner®

Other Office:

131 Dunnell Road
Maplewood, NJ 07040
973-763-6363
973-763-4430 Fax

Independent Auditor's Report

To the Stockholders of
Life Nutrition Products, Inc.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
May 5, 2008

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • CENTER FOR AUDIT QUALITY
PRIVATE COMPANIES PRACTICE SECTION • POLARIS INTERNATIONAL
REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

F-2

Life Nutrition Products, Inc.
Balance Sheets

	December 31,
Assets	2008	2007

Current Assets
Cash and cash equivalents	$-	$ 856
Inventory	307	27,610
Total Current Assets	307	28,466

Equipment, net	2,708	441
Deposit	-	300

Total Assets	$ 3,015	$ 29,207

Liabilities and Stockholder’s (Deficit)

Liabilities
Account payable and accrued expenses	$ 49	$ 895
Liability for stock to be issued	20,000
Line of Credit	-	75,000
Officer Loans Payable	-	74,345
Total Liabilities	20,049	150,240

Stockholder’s (Deficit)
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding
	-	-
Common stock $0.0001 par value, 50,000,000 authorized,	1,406	1,000
14,055,000 issued and outstanding as of December 31, 2008 and
10,000,000 issued and outstanding as of December 31, 2007

Additional paid-in capital	439,070	169,100
Accumulated deficit	(457,510)	(291,133)
Total Stockholder’s (Deficit)	(17,034)	(121,033)

Total Liabilities and Stockholder’s (Deficit)	$ 3,015	$ 29,207

The footnotes are an integral part of these financial statements.

	F-3

Life Nutrition Products, Inc
Statements of Operations

	Year Ended December 31,

	2008	2007

Revenue	$ 3,152	$ 13,914
Write-off of Inventory	16,295	-
Cost of Revenues	11,007	6,283
Gross Profit (Loss)	(24,151)	7,631

Expenses
Selling General and Administrative	141,970	159,346

Other Income (Expense)
Interest Income	164	-
Interest Expense	(420)	(4,807)
Total Expenses	142,226	164,153

Loss Before Provision For Income Taxes	(166,377)	(156,522)

Provision For Income Taxes	-	-

Net Loss attributable to common
shareholders	$ (166,377)	$ (156,522)

Weighted Average Shares of Common Stock Outstanding-Basic and Diluted	12,972,186	10,000,000
Net Loss per Basic and Diluted Common Share	$ (0.02)	$ (0.01)

The footnotes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statement of Stockholders’ (Deficit)
December 31, 2008

						Additional	Accumulated
	Preferred	Preferred	Common	Common	Members’	Paid-in-	Earnings
	Shares	Amount	Shares	Amount	Capital	Capital	(Deficit)	Total
Balance December 31, 2006	-	$ -	-	$ -	$ 2,100	$ -	$ (134,611)	$ (132,511)
Contributed Capital	-	-	-	-	168,000	-	-	168,000
Merger with Life Nutrition
Products, Inc. and issuance of
founder shares	-	-	10,000,000	1,000	(170,100)	169,100	-	-
Net Loss	-	-	-	-	-	-	(156,522)	(156,522)
Balance December 31, 2007	-	-	10,000,000	1,000	-	169,100	(291,133)	(121,033)
Private placement and issuance
of shares	-	-	3,750,000	375	-	249,625	-	250,000
Stock Based Compensation	-	-	305,000	31	-	20,345	-	20,376
Net Loss	-	-	-	-	-	-	(166,377)	(166,377)
Balance December 31, 2008	-	$ -	14,055,000	$ 1,406	$ -	$ 439,070	$ (457,510)	$ (17,034)

The footnotes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statements of Cash Flows

	Year Ended December 31,
	2008	2007

Cash Flows from Operating Activities

Net Loss	$ (166,377)	$ (156,522)
Depreciation	733	1,577
Adjustments to reconcile net loss to net cash used in operating activities
Stock Based Compensation	20,376	-
Decrease in Inventory	27,303	9,750
Decrease in Deferred revenue	-	(1,359)
Decrease in Security Deposit	300	-
Decrease in Accounts Payable	(846)	(3,231)
Net cash used in operating activities	(118,511)	(149,785)

Cash Flows from investing activities

Purchase of equipment	(3,000)	-
Net cash used in investing activities	(3,000)	-

Cash Flows from Financing Activities

Increase in liability for stock to be issued	20,000	-
Repayment of Line of Credit	(75,000)	75,000
Repayment of Officer Loan	(74,345)	(97,155)
Proceeds from Stock Issuance	250,000	168,000
Net cash provided by financing activities	120,655	145,845

Net decrease in cash	(856)	(3,940)
Cash at beginning of year	856	4,796
Cash at end of year	$ -	$856

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 696	$ 4,807
Income taxes	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Officer Loan converted to Contributed Capital	$ -	$ 97,156
Stock Issued for Services	$ 20,376	$ -

The footnotes are an integral part of these financial statements.

Life Nutrition Products, Inc. Notes to the Financial Statements

December 31, 2008 and 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Accounts Receivable

The Company does not extend credit to customers.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Inventories consist of only finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of the assets.

Life Nutrition Products, Inc.
Notes to the Financial Statements
(Continued)
December 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) Revenue Recognition

The Company's sales are placed over the Internet or by phone and payment is taken by either credit card or check. Product is shipped immediately upon receipt of order. Revenue is recognized at the time of shipment. Life Nutrition Products offers customers the right to return certain of its products. Revenue for these products is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sales transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. We were unable to reasonably estimate returns for the periods reported, therefore, the recognition of revenue was recognized at the time of shipment.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	December 31,
	2008	2007
Net Loss	(166,377)	(156,522)
Weighted Average common stock shares outstanding (basic)	12,972,186	10,000,000
Options	-	-
Warrants	-	-
Weighted Average common stock shares outstanding (diluted)	12,972,186	10,000,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no dilutive securities, such as warrants or options, outstanding.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The adoption of FAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in

Life Nutrition Products, Inc.
Notes to the Financial Statements
(Continued)
December 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not anticipate that SFAS No. 160 will have a material impact on its financial statements.

In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have an impact on the financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on Company’s financial statements.

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $297 and $7,058 for the year ended December 31, 2008 and 2007, respectively.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $1,925 and $34,597 for the year ended December 31, 2008 and 2007, respectively.

Life Nutrition Products, Inc. Notes to the Financial Statements (Continued) December 31, 2008 and 2007

3. PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consists of the following:

Year ending December 31,	2008	2007	Estimated
			Useful Lives
Computer Equipment	$4,324	$1,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(5,931)	(5,198)
	$2,708	$441

4. LINE OF CREDIT

Wachovia

On October 25, 2006 the Company closed on a business line of credit with Wachovia Bank in the amount of $50,000. The principal bears interest at the prime rate plus 2.5% . The Company utilized the $50,000 line of credit for the year ending December 31, 2007. As of December 31, 2008 there was $0 drawn on the line and $50,000 available.

Washington Mutual

On October 18, 2006 the Company closed on a business line of credit with Washington Mutual Bank in the amount of $25,000. The principal bears interest at the prime rate plus 3%. The Company utilized the $25,000 line of credit for the year ending December 31, 2007. As of December 31, 2008 there was $0 drawn on the line and $25,000 available.

5. PRIVATE PLACEMENT

Private placement

On December 3, 2007 the Company offered for sale to accredited investors up to fifty units at a purchase price per unit of $10,000. Each unit consists of 150,000 shares of common stock, $0.0001 par value per share. The minimum offering amount is 20 units ($200,000) and the maximum offering is 50 Units ($500,000). The offering remained open until November 1, 2008. During the 12 months ended December 31, 2008, a total of 25 units were sold and $250,000 of capital was raised.

6. OFFICER LOANS PAYABLE

Loans from officers are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2007, outstanding officer loans payable were in the amount of $74,345. As of the year ended December 31, 2008, outstanding officer loans payable in the amount of $74,345 were paid in full.

Life Nutrition Products, Inc.
Notes to the Financial Statements
(Continued)
December 31, 2008 and 2007

7. STOCK BASED COMPENSATION

The Company follows the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that stock grants to non-employees be measured at the fair value of the equity instruments issued or the consideration received, whichever is more reliably measurable. On June 1, 2008, we issued a total of 305,000 shares of common stock to 19 persons for various administrative services rendered. We recorded compensation expense in the amount $20,376 based on the value of stock ($0.066) as determined in our recent private placement.

8. RELATED PARTIES

The Company from time to time receives financial advances for certain relations and related transactions such as payroll for the years ended December 31, 2008 and 2007, respectively. The recorded amounts were $66,000 and $69,500 for the year ended December 31, 2008 and 2007, respectively. The Company leases office space on a month to month basis in the amount of $500 from 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO Michael M. Salerno.

9. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and experiences a deficiency of cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company are dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

Management may achieve profitability and generate positive cash flows through possible acquisition or merger. However, there is no guarantee that a suitable offer may exist or that funding will be available to close on such a transaction.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

10. SUBSEQUENT EVENT

Subsequent to the year end the Company issued a total of 150,000 shares of common stock, par value $0.001 to Anomaly Capital, LLC in exchange for cash investment of $10,000. These stock issuances were authorized and cash was received during the fourth quarter of 2008.

Subsequent to year end the Company issued total of 150,000 shares of common stock, par value $0.001 to Richard G. Birn, the Vice President, in exchange for cash investment of $10,000. These stock issuances were authorized and cash was received during the fourth quarter of 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 16, 2009 the Board of Directors dismissed the Independent Registered Public Accounting Firm of Rosenberg Rich Baker Berman & Company, (“RRBB”) Bridgewater, NJ. The dismissal of RRBB is not a result of a disagreement between the Company and RRBB. The financial statements for the past two fiscal years, December 31, 2007 and December 31, 2006, were audited by the Independent Registered Public Accounting Firm of Rosenberg Rich Baker Berman & Company, Bridgewater, NJ. These reports did not contain any adverse opinion against the Company.

During these fiscal years and up to the most recent quarterly filing prior to the dismissal of RRBB, there have been no disagreements on any matter regarding accounting principals, practices, financial statement disclosures or auditing which, if not resolved to the satisfaction of RRBB, would have caused it to make reference to the matter in connection with its reports.

The Board of Directors has engaged the services of Bagell, Josephs, Levine & Company (“Bagell”)of Marlton, New Jersey as our new independent registered public accounting firm on March 16, 2009 to audit the financial statements for the fiscal year ended December 31, 2008. There is no direct or indirect financial interest in or any connection with the Company other than as an independent accounting firm.

We do not intend to change accountants nor have there been any disagreements with the firm regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this report, ending December 31, 2008 is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and other executive management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO, CFO, and executive management have concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Bagell, Josephs, Levine & Company, LLC a correction was proposed to the financial statements as an adjustment, that if not audited, may or may not have been detected. The proposed adjustment did not significantly affect the Company’s financial reporting process.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters to perform timely and effective reviews. However, due to limited operations the Company is unable to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. At this time, the Company does not have an audit committee and relies on its’ Board of Directors and executive management to monitor internal controls and procedures to ensure the Company is meeting its SEC obligations.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As reported in Item 9 in this filing, the Company has engaged the services of Bagell, Josephs, Levine & Co., LLC as their independent registered public accounting firm.

As reported in item 5, “Recent Sales of Unregistered Securities,” of the annual report ending, December 31, 2008 the detail of the transaction(s):

     In the months of February and March, 2008, 21 units were sold and $210,000 of capital was raised from the private placement offering of December 3, 2007. The company issued 3,150,000 shares of common stock, par value $0.0001.

     On September 1, 2008, the Company issued 300,000 shares of common stock, par value $0.0001 to Anomaly Capital, LLC in exchange for a cash investment of $20,000.

     On September 12, 2008, the Company issued 150,000 shares of common stock, par value $0.0001 to Richard G. Birn, our Vice President, in exchange for a cash investment of $10,000.

     On September 30, 2008, the Company issued 150,000 shares of common stock, par value $0.0001 to Richard G. Birn, our Vice President, in exchange for a cash investment of $10,000.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:
Name	Age	Title
Michael M. Salerno	37	Chief Executive Officer,
		Chairman
Richard G. Birn	39	Vice-President, Director

Michael M. Salerno

Michael M. Salerno is our co-founder and has been our Chief Executive Officer and Chairman of the Board since 2005. Mr. Salerno is the founding CEO of Northeast Professional Planning Group, Inc. (NPPG) and its subsidiaries, SRG, Arbor Title Services, Arbor Realtors, Tri State Realty and Anomaly Capital. Mr. Salerno’s responsibilities have included growing, monitoring, and managing all aspects of NPPG since its inception in August 1997. Mr. Salerno’s business acumen extends from forming businesses to building successful business partnerships in a wide range of industries.

Richard G. Birn

Richard G. Birn is our co-founder and has been our Vice President and Director since 2005. Mr. Birn is a senior sales executive at an international software company. Mr. Birn’s responsibilities have included business operations, forecasting, logistics, and contract negotiations. Mr. Birn is a fitness enthusiast who pursued his passion for a healthier lifestyle by becoming a Certified Sports Nutritionist.

Our Board of Directors currently consists of two (2) members. Our Bylaws provide that our board shall consist of not less than one (1) nor more than nine (9) individuals. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Identification of certain significant employees.

There are no significant employees.

Family relationships

There are no family relationships between the directors and/or executives.

Involvement in certain legal proceedings.

The Company’s directors, executive officers, promoters or control persons have not been involved in any legal proceedings as defined by item 401 of Regulation S-K in the past five years.

Director Independence

We cannot guarantee that our Board of Directors will always have a majority of independent directors. In the absence of a majority of independent directors, our executive officer, who is also a principal stockholder and director, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Audit Committee

As of this annual report, we do not have an audit committee. However, our Board of Directors carries out the functions of an audit committee. The Board of Directors does not believe the expense of hiring a financial expert would be beneficial to the Company, as the Company’s financials are currently reviewed and audited by an independent registered public accounting firm to meet the required filings for the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than ten percent of our common stock to report their ownership of common stock and any changes in that ownership to the SEC. The SEC has established specific due dates for these reports, and we are required to report in this document any failure to file by these dates. We believe that all report transactions, if any, have been reported or included in the appropriate filings submitted to the SEC.

Code of Ethics

The Company has adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar function, directors and/or employees. The code of ethics was filed with our S-1 registration statement on July 21, 2008.

Item 11. Executive Compensation

Currently, we do not pay our directors any cash or other compensation. In the future, we may consider appropriate forms of compensation, including the issuance of common stock and stock options as compensation.

Compensation Committee

As of this annual report, we do not have a compensation committee. Our executives and directors are not compensated. We do not anticipate the formation of such committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2008, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group.

     This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 121 Monmouth Street, Suite A Red Bank NJ 07701. Information with respect to the percent of class is based on outstanding shares of common stock as of December 31, 2008. Except as otherwise indicated and pursuant to applicable community property laws, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

     For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days of this annual report.

	Shares of common stock
Name and address of Beneficial Owner	Beneficially Owned	Percent of Class(1)
Michael M. Salerno (2)	5,700,000	39.71%
Richard G. Birn(3) (4) (5)	4,750,000	33.09%
Directors and officers as a group (2 persons)	10,450,000	72.80%

(1) Based on an aggregate of 14,355,000 common shares outstanding as of December 31, 2008.

(2) Beneficial Owner, Michael M. Salerno has a time control legend of 1 year on 5,550,000 shares of the Beneficially Owned common stock. Mr. Salerno has 150,000 freely, tradable shares.

(3) Beneficial Owner, Richard G. Birn has a time control legend of 1 year on 4,150,000 of the Beneficially owned common stock. Mr. Birn has 150,000 freely, tradable shares.

(4) Beneficial Owner, Richard G. Birn has a time control legend of 1 year on 300,000 of authorized/unissued common stock.

(5) Beneficial Owner, Richard G. Birn has a time control legend of 1 year on 150,000 shares of authorized/unissued common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Company has not had any transactions with related persons in the course of the last reported fiscal year involving any amounts exceeding $120,000.00 or are in the process of proposing any such transaction(s). In addition, we do not have any outstanding debts to report in this annual report ending December 31, 2008.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The Following table shows information as related to audit and non-audit fees for professional services rendered by Rosenberg Rich Baker Berman, the principal accounting firm for the fiscal years ending December 31, 2008 and 2007, respectively.

	December 31, 2008	December 31, 2007
Type of Fee
Audit Fees(1)	$16,200	$0.00
Audit Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00
Total	$16,200	$0.00

(1) The audit fees represent fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and audit services provided in connection with our regulatory filings.

Our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees quarterly and annually. The Board approves audit and tax related fees for the Company to be in compliance with regulatory filings with timely submissions.

IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

16.1*	Letter Change of Certifying Accountant
23	Consent of Experts and Counsel
31	Sarbanes-Oxley Act (Section 302)
32	Sarbanes-Oxley Act (Section 906)

*Filed with Form 8-K on March 19, 2009

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.:
By: /s/ Michael M. Salerno

Name: Michael M. Salerno
Title: Chief Executive Officer
Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer
Date: April 14, 2009

By: /s/ Richard G. Birn
Name: Richard G. Birn
Title: Vice President, Director
Date: April 14, 2009