Form 10-Q
period 2009-03-31
Life Nutrition Products, Inc
filed 2009-05-15
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to________

LIFE NUTRITION PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Commission File Number: 333-152432

Delaware                                                                42-1743717

(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

Michael M. Salerno
Chief Executive Officer
121 Monmouth Street, Suite A
Red Bank, New Jersey 07701
(732)758-1577
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ()No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ( ) Yes () No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer () Accelerated filer () Non-accelerated filer () Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (X) Yes () No

As of March 31, 2009 there were 14,055,000 shares of common stock outstanding with a par value of $0.0001.

Table of Contents
		Page:
Part I.	FINANCIAL INFORMATION

Item 1. Condensed Financial Statements		3
Condensed Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)		3
Condensed Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)		4
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited)		5
Condensed Notes to Financial Statements (unaudited)		6-9

Item 2. Management’s Discussion and Analysis of Financial Condition		10-13
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk		13-15

Item 4. Controls and Procedures		15

Part II.	OTHER INFORMATION

Item 1. Legal Proceedings		16
Item 1A. Risk Factors		16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		16
Item 3. Defaults Upon Senior Securities		16
Item 4. Submissions of Matters to a Vote of Security Holders		16
Item 5. Other Information		16
Unregistered Sales of Equity Securities
Item 6. Exhibits		17

Signatures		17

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Life Nutrition Products, Inc.
Condensed Balance Sheets (unaudited)
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
Assets	2009	2008

Current Assets
Inventory	$307	$307
Total Current Assets	307	307

Equipment, net	2,564	2,708

Total Assets	$2,871	$3,015

Liabilities and Stockholders’ (Deficit)

Liabilities
Account payable and accrued expenses	$11,288	$49
Liability for stock to be issued	23,015	20,000
Total Liabilities	34,303	20,049

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-

Common stock $0.0001 par value, 50,000,000 authorized,	1,406	1,406
14,055,000 issued and outstanding as of March 31, 2009 and
14,055,000 issued and outstanding as of December 31, 2008

Additional paid-in capital	439,070	439,070
Accumulated deficit	(471,908)	(457,510)
Total Stockholders’ (Deficit)	(31,432)	(17,034)

Total Liabilities and Stockholders’ (Deficit)	$2,871	$3,015

The accompanying footnotes are an integral part of these condensed financial statements.

Life Nutrition Products, Inc
Condensed Statements of Operations (unaudited)
	For the Three Months Ended March 31,
	2009	2008

Revenue	$959	$360
Cost of Revenues	-	-
Gross Profit	959	360
Expenses
Selling General and Administrative	15,357	23,246

Other Income (Expense)
Interest Income	-	9
Interest Expense	-	(1,137)
Total Expenses	15,357	24,374

Loss Before Provision For Income Taxes	(14,398)	(24,014)

Provision For Income Taxes	-	-

Net Loss attributable to common shareholders	$(14,398)	$(24,014)

Weighted Average Shares of Common Stock Outstanding-Basic and Diluted	14,055,000	10,000,000
Net Loss per Basic and Diluted Common Share	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows (unaudited)
	For the Three Months Ended March 31,

	2009	2008
Cash Flows from Operating Activities
Net Loss	$(14,398)	$(24,014)
Depreciation	144	-
Stock Based Compensation	3.015	-
Increase in Accounts Payable and Accrued Expenses	11,239	227
Net cash used in operating activities	-	(23,787)

Cash Flows from Financing Activities

Repayment of Line of Credit	-	(73,208)
Repayment of Officer Loan	-	(74,345)
Proceeds from Stock Issuance	-	210,000
Net cash provided by financing activities	-	62,447

Net increase in cash	-	38,660
Cash at beginning of period	-	856
Cash at end of period	$-	$39,516

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1,137
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
March 31, 2009 and 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company’s annual report for the year ended, December 31, 2008.

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

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
(Continued)
March 31, 2009 and 2008

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Period Ended
	March 31,	March 31,
	2009	2008

Net Loss	(14,398)	(24,014)

Weighted Average common stock shares outstanding (basic)	14,055,000	10,000,000
Options	-	-
Warrants	-	-

Weighted Average common stock shares outstanding (diluted)	14,055,000	10,000,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no dilutive securities, such as warrants or options, outstanding.

Recent Accounting Pronouncements

As noted in our annual report on Form 10-K for the year ended December 31, 2008 filed in April 2009, recent accounting pronouncements issued by the Financial Accounting Standards Board are not believed by the Company to have a significant material impact on the financial statements.

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
(Continued)
March 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $107 and $45 for the three month period ended March 31, 2009 and 2008, respectively.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $525 and $0 for the three month period ended March 31, 2009 and 2008, respectively.

3. PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property and equipment consists of the following:

	March 31,	December 31,
	2009	2008	Estimated
			Useful Lives
Computer Equipment	$4,324	$1,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(6,075)	(5,198)
	$2,564	$2,708
4. LINE OF CREDIT
Wachovia

On October 25, 2006 the Company closed on a business line of credit with Wachovia Bank in the amount of $50,000. The principal bears interest at the prime rate plus 2.5% . The Company utilized the $50,000 line of credit for the year ending December 31, 2007. For the year ended, December 31, 2008 there was $0 drawn on the line and $50,000 available. For the three months ending March 31, 2009 there was $0 drawn on the available line of credit of $50,000.

Washington Mutual

On October 18, 2006 the Company closed on a business line of credit with Washington Mutual Bank in the amount of $25,000. The principal bears interest at the prime rate plus 3%. The Company utilized the $25,000 line of credit for the year ending December 31, 2007. For the year ended, December 31, 2008 there was $0 drawn on the line and $25,000 available. For the three months ending March 31, 2009 there was $0 drawn on the available line of credit of $25,000.

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
(Continued)
March 31, 2009 and 2008

5. PRIVATE PLACEMENT

Private placement

On December 3, 2007 the Company offered for sale to accredited investors up to fifty units at a purchase price per unit of $10,000. Each unit consists of 150,000 shares of common stock, $0.0001 par value per share. The minimum offering amount is 20 units ($200,000) and the maximum offering is 50 Units ($500,000). The offering remained open until November 1, 2008. For the year ended, December 31, 2008, a total of 25 units were sold and $250,000 of capital was raised. For the three months ending March 31, 2009 no units were sold.

6. STOCK BASED COMPENSATION

The Company follows the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that stock grants to non-employees be measured at the fair value of the equity instruments issued or the consideration received, whichever is more reliably measurable. In the first quarter 2009, we issued a total of 45,000 shares of common stock for various administrative services rendered. We recorded compensation expense in the amount $3,015 based on the value of stock ($0.067) as determined in our recent private placement.

7. RELATED PARTIES

The Company from time to time receives financial advances for certain relations and related transactions such as payroll for the three months ended March 31, 2009 and 2008, respectively. The recorded amounts were $3,015 and $0 for the three months ended March 31, 2009 and 2008, respectively. The Company leases office space on a month to month basis in the amount of $500 from 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO Michael M. Salerno.

8. GOING CONCERN

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

This quarterly filing ending March 31, 2009 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending March 31, 2009 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

Our significant accounting policies are more fully described in Notes to the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

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

     The Company has been approved by the Financial Industry Regulatory Authority (FINRA) to publicly quote common stock shares on the Over-The-Counter Bulletin Board (OTCBB). The Company’s trading symbol is LIPN which became effective on January 20, 2009. As a public company with the potential for shares to trade on the open market, we believe our company may be in a better position to raise additional capital to meet our operating costs. However, we cannot claim nor guarantee that by having Company stock publicly quoted that it will provide the opportunity to raise additional capital.

     Our current operating costs are minimal due to limited business activities, but we do incur an expense in ongoing legal and professional services to meet our SEC obligations as a publicly held company. The Company may continue to meet these expenses by opting to raise additional capital through sales of our common stock, loans from our board of directors, and/or other transactions to meet these obligations.

     We were originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC ("LNP"). On September 24, 2007, Life Nutrition Products, Inc. a Delaware Corporation was formed and merged with LNP. On August 27, 2008 the Life Nutrition Products, Inc. Registration statement on Form S-1 became effective. Our principal executive office is located at 121 Monmouth Street, Red Bank, New Jersey 07701 and our phone number is (732)758-1577. Our fiscal year ends December 31.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

     Revenue: Revenue was $959 for the three months ended March 31, 2009 compared to $360 for the three months ended March 31, 2008, an increase of $599. This increase is a result of product sales.

     Gross Profit: Gross profit was $959 for the three months ended March 31, 2009 compared to $360 for the three months ended March 31, 2008, an increase of $599. This increase in gross profit is primarily attributed to sales of product that was previously reserved.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were approximately $15,357 for the three months ended March 31, 2009 compared to $23,246 for the three months ended March 31, 2008, a decrease of $7,889.

Other Income (Expense): Other income (expense) was $0 for the three months ended March 31, 2009 compared to ($1,128) for the three months ended March 31, 2008.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

     Net cash used in operating activities was $0 for the three months ended March 31, 2009, compared to net cash used by operating activites $23,787 for the three months ended March 31, 2008. This increase in cash used relates to inventory.

     The Company’s net cash provided by financing activities was $0 for the three months ended March 31, 2009 compared to net cash provided by financing activities of $62,447 for the three months ended March 31, 2008. The decrease was due to the Company issuing Common Stock in 2008, net of repayments of the line of credit and officers' loans. As of March 31, 2009 there are no outstanding line(s) of credit.

     As of March 31, 2009, the Company had no cash.

     In the year ending December 31, 2008, the Company issued 3,750,000 of common stock shares with a par value of $0.0001 in the total amount of $250,000. The proceeds of which were deemed for working capital.

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

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our securities may be quoted on the Over-The-Counter-Bulletin-Board (“OTCBB). The Company’s trading symbol, LIPN became effective on January 20, 2009 to be quoted on either the Over The Counter Bulletin Board (“OTCBB”), OTC-Other, or the “Pink Sheets”. In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets.

Even though our common stock is quoted on the OTCBB, the OTCBB provides a limited trading market, and we can make no assurances that any market-maker will agree to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for shareholders to sell their shares or recover any part of their investment in the company. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile so that holders of our common stock will not be able to sell their shares at prices that allow them to recover any or all of their investment. Market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. For the period covered in this filing, our common stock has been approved for quotation on the OTCBB. For the period ending March 31, 2009, there were 43 common stock shareholders.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this quarterly report, ending March 31, 2009 is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reference should be made to Item 9A, Controls and Procedures, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC in April 2009. There have been no significant changes to our policies since we filed that report.

(c) Inherent Limitations on Effectiveness of Controls

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There are no material changes from the risk factors previously reported in our annual report on Form 10-K for the year 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company issued an aggregate of 45,000 shares of common stock in a three month period ending, March 31, 2009 with par value of $0.0001 in exchange for consulting services provided by Northeast Professional Planning Group.

     This issuance was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending March 31, 2009.

Item 5. Other Information.

Unregistered Sales of Equity Securities

 As reported in item 2, “Unregistered Sales of Equity Securities and use of Proceeds” of the quarterly report ending, March 31, 2009 the detail of the transaction(s):

On January 30th, 2009, we issued 15,000 shares of common stock, par value $0.0001 to Northeast Professional Planning Group in exchange for consulting services.

On February 27, 2009, we issued 15,000 shares of common stock, par value $0.0001 to Northeast Professional Planning Group in exchange for consulting services.

On March 31, 2009, we issued 15,000 shares of common stock, par value $0.0001 to Northeast Professional Planning Group in exchange for consulting services.

Item 6. Exhibits.

Exhibit Number: Name:

32.1 Certification of Principal Executive Officer and Principal Financial Officer Sec. 302

32.2 Certification of Chief Executive Officer and Chief Financial Officer Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2009.

LIFE NUTRITION PRODUCTS, INC.:
By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer
Date: May 14, 2009

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer
Date: May 14, 2009

By: /s/ Richard G. Birn
Name: Richard G. Birn
Title: Vice President, Director
Date: May 14, 2009