Form 10-Q
period 2009-09-30
Life Nutrition Products, Inc
filed 2009-11-16
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ( ) Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of  "large accelerated filer,""accelerated filer"and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer () Accelerated filer () Non-accelerated filer () Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            ( ) Yes    ( X ) No

As of September 30, 2009, there were 14,647,800 shares of common stock outstanding with a par value of $0.0001.

Table of Contents
		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	4

	Condensed Balance Sheets as of September 30, 2009
	and December 31, 2008	4

	Condensed Statements of Operations for the Three Months
	and Nine Months Ended September 30, 2009 and 2008	5

	Condensed Statements of Cash Flows for the Nine Months
	Ended September 30, 2009 and 2008	6

	Condensed Notes to Financial Statements (Unaudited)	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13-14

Item 4.	Controls and Procedures	14

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submissions of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
	Unregistered Sales of Equity Securities
Item 6.	Exhibits	16

Signatures		17

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Life Nutrition Products, Inc.
Condensed Balance Sheets (unaudited)
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
Assets

Current Assets
Inventory	$ 307	$ 307
Total Current Assets	307	307

Equipment, net	2,276	2,708

Total Assets	$ 2,583	$ 3,015

Liabilities and Stockholders' Deficit

Liabilities
Account payable and accrued expenses	$ 5,650	$ 49
Liability for stock to be issued	1,005	20,000
Loan - related party	5,598	-
Total Liabilities	12,253	20,049

Stockholders' Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-
Common stock $0.0001 par value, 50,000,000 authorized,	1,465	1,406
14,647,800 issued and outstanding as of September 30, 2009
and 14,055,000 issued and outstanding as of December 31, 2008

Additional paid-in capital	478,590	439,070
Accumulated deficit	(489,725)	(457,510)
Total Stockholders' Deficit	(9,670)	(17,034)

Total Liabilities and Stockholders' Deficit	$ 2,583	$ 3,015

The accompanying footnotes are an integral part of these condensed financial statements.

                                                                                                                                                               Life Nutrition Products, Inc.
                                                                                                                                            Condensed Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September	30,
	2009	2008	2009		2008

Revenue	$ 140	$ 615	$ 1,477		$ 2,437
Cost of Revenues	-	3,273	-		17,409
Gross Profit	140	(2,658)	1,477		(14,972)

Expenses
Selling General and Administrative	9,636	44,790	33,691		121,315

Other Income (Expense)
Interest Income	-	23	-		164
Interest Expense	-	-	-		(1,137)
Total Expenses	-	23	-		(973)

Loss Before Provision for Income Taxes	(9,496)	(47,425)	(32,214)		(137,260)

Provision for Income Taxes	-	-	-		-

Net Loss Attributable to
Common Shareholders	$ (9,496)	$ (47,425)	$ (32,214)		$ (137,260)

Weighted Average Shares of Common
Stock Outstanding-Basic and Diluted	$ 15,553,887	$ 13,855,000	$ 14,354,704		$ 12,790,912
Net Loss per Basic and
Diluted Common Share	$ (0.00)	$ (0.00)	$ (0.00)		$ (0.00)

The accompanying footnotes are an integral part of these condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$ (32,214)	$ (137,260)

Depreciation	432	-
Stock based compensation	9,045	20,297
Decrease in inventory	-	17,408
Decrease in security deposit	-	300
Increase (decrease) in accounts payable and accrued expenses	5,599	(894)

Net Cash Used In Operating Activities	(17,138)	(100,149)

Cash Flows from Financing Activities

(Repayment) of line of credit	-	(75,000)
Proceeds (repayment) of officer loan	5,598	(74,345)
Proceeds from stock issuance	11,540	250,031

Net Cash Provided by Financing Activities	17,138	100,686

Net increase in cash	-	537
Cash at beginning of period	-	856
Cash at end of period	$ -	$ 1,393

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$ -	$ 1,137
Income taxes	$ -	$ -

The accompanying footnotes are an integral part of these condensed financial statements.

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
September 30, 2009 and 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company's annual report for the year ended, December 31, 2008.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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
September 30, 2009 and 2008

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,
	2009	2008

Net Loss	$ (32,214)	$ (137,260)

Weighted Average common stock shares outstanding (basic)	14,354,704	12,790,912
Options	-	-
Warrants	-	-

Weighted Average common stock shares outstanding (diluted)	14,354,704	12,790,912

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no dilutive securities, such as warrants or options, outstanding.

Recent Accounting Pronouncements

Unless stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2008 that are of material significance to the financial statements or have potential material significance to the Company.

In May 2009, the FASB issued ASC 855-10, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively.

Adoption of ASC 855-10 did not have a material impact on the Company's consolidated results of operations or financial condition. The Company has evaluated subsequent events through October 23, 2009, the date the financial statements were issued.

                                                                                                                                                                          Life Nutrition Products, Inc.
                                                                                                                                                   Condensed Notes to the Financial Statements (unaudited)
                                                                                                                                                                                        (Continued)
                                                                                                                                                                        September 30, 2009 and 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued Accounting Standards Update 2009-01, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no impact on our consolidated financial position or results of operations.

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $107 and $274 for the nine month period ended September 30, 2009 and 2008, respectively.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $525 and $1,400 for the nine month period ended September 30, 2009 and 2008, respectively.

3.    PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property and equipment consists of the following:

	September 30,	December 31,
	2009	2008	Estimated
			Useful Lives

Computer Equipment	$ 4,324	$ 4,324	3 years

Website Development	4,315	4,315	3 years

Less: accumulated depreciation and amortization	(6,363)	(5,931)
	$ 2,276	$ 2,708

Depreciation expense was $432 and $0 for the nine months ended September 30, 2009 and 2008.

4.   LINE OF CREDIT

Wachovia

On October 25, 2006 the Company closed on a business line of credit with Wachovia Bank in the amount of $50,000. The principal bears interest at the prime rate plus 2.5%. As of September 30, 2009 and December 31, 2008 there was $0 drawn on the available line of credit of $50,000.

Washington Mutual

On October 18, 2006 the Company closed on a business line of credit with Washington Mutual Bank in the amount of $25,000. The principal bears interest at the prime rate plus 3%. The Company utilized the $25,000 line of credit for the year ending December 31, 2007. The Company used proceeds from the sale of stock in 2008 to pay off the line of credit. As of September 30, 2009 and December 31, 2008 there was $0 drawn on the available line of credit of $25,000.

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
(Continued)
September 30, 2009 and 2008

5. PRIVATE PLACEMENT

Private placement

On December 3, 2007 the Company offered for sale to accredited investors up to fifty units at a purchase price per unit of $10,000. Each unit consists of 150,000 shares of common stock, $0.0001 par value per share. The minimum offering amount is 20 units ($200,000) and the maximum offering is 50 Units ($500,000). The offering remained open until November 1, 2008. For the year ended, December 31, 2008, a total of 25 units were sold and $250,000 of capital was raised. For the nine months ending September 30, 2009 no units were sold.

6.  STOCK BASED COMPENSATION

The Company follows the provisions of Statement 123(R), Share-Based Payment, which requires that stock grants to non-employees be measured at the fair value of the equity instruments issued or the consideration received, whichever is more reliably measurable. For the nine months ended September 30, 2009, we issued a total of 135,000 shares of common stock for various administrative services rendered. We recorded compensation expense in the amount $9,045 based on the value of stock ($0.067) as determined in our recent private placement.

7.  RELATED PARTIES

The Company from time to time receives financial advances for certain transactions such as payroll for the nine months ended September 30, 2009 and 2008. The recorded amounts were $9,045 and $49,500 for the nine months ended September 30, 2009 and 2008, respectively. The Company leases office space on a month to month basis in the amount of $500 from 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO Michael M. Salerno. Additionally, the Company was advanced $5,598 from its CEO as of September 30, 2009 and $0 as of December 31, 2008 which is due on demand without interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

This quarterly filing ending September 30, 2009 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending September 30, 2009 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

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

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenue: Revenue was $140 for the three months ended September 30, 2009 compared to $615 for the three months ended September 30, 2008, a decrease of $475. This decrease is due to limited marketing activities.

Gross Profit: Gross profit was $140 for the three months ended September 30, 2009 compared to $(2,658) for the three months ended September 30, 2008, an increase of $2,798. This increase is primarily attributed to expiration of product in 2008.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $9,636 for the three months ended September 30, 2009 compared to $44,790 for the three months ended September 30, 2008, a decrease of $35,154.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenue: Revenue was $1,477 for the nine months ended September 30, 2009 compared to $2,437 for the nine months ended September 30, 2008, a decrease of $960. This decrease is due to limited marketing activities.

Gross Profit: Gross profit was $1,477 for the nine months ended September 30, 2009 compared to $(14,972) for the nine months ended September 30, 2008, an increase of $16,449. This increase is primarily attributed to expiration of product.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $33,691 for the nine months ended September 30, 2009 compared to $121,315 for the nine months ended September 30, 2008, a decrease of $87,624.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

Net cash used in operating activities was $(17,138) for the nine months ended September 30, 2009 compared to net cash used by operating activities $(100,149) for the nine months ended September 30, 2008. This decrease in cash relates to the net loss.

The Company's net cash provided by financing activities was $17,138 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $100,686 for the nine months ended September 30, 2008. The decrease was due to the Company issuing Common Stock in 2008, net of repayments of the line of credit and officers' loans. As of September 30, 2009 there are no outstanding line(s) of credit.

As of September 30, 2009, the Company had no cash.

In the year ending December 31, 2008, the Company issued 3,750,000 of common stock shares with a par value of $0.0001 in the total amount of $250,000. The proceeds of which had been used for working capital. In 2009, the company raised $11,540 in exchange for 172,800 shares.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and meet SEC requirements of being a publicly held company. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its revenue goals or raising additional capital in the form of equity or debt.

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

The Federal Trade Commission (the "FTC"), which exercises jurisdiction over the marketing practices and advertising of products similar to those we offer, has in the past several years instituted enforcement actions against several dietary supplement companies for deceptive marketing and advertising practices. These enforcement actions have frequently resulted in consent orders and agreements. In certain instances, these actions have resulted in the imposition of monetary redress requirements. Importantly, the FTC requires that "competent and reliable scientific evidence" corroborate each claim of health benefit made in advertising before the advertising is first made. A failure to have that evidence on hand at the time an advertisement is first made violates federal law. While we have not been the subject to enforcement action for the advertising of our products, there can be no assurance that the FTC or other agencies will not question our advertising or other operations in the future.

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

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our securities may be quoted on the Over-The-Counter-Bulletin-Board ("OTCBB"). The Company's trading symbol, LIPN became effective on January 20, 2009 to be quoted on either the Over The Counter Bulletin Board ("OTCBB"), OTC-Other, or the "Pink Sheets". In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets.

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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. For the period covered in this filing, our common stock has been approved for quotation on the OTCBB. For the period ending September 30, 2009, there were 36 common stock shareholders.

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

Item 4. Controls and Procedures.

(a) Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Principal Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to provide assurance ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level, as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There are no material changes from the risk factors previously reported in our annual report on Form 10-K for the year 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company approved an aggregate of 307,800 shares of common stock in a nine month period ending, September 30, 2009 with par value of $0.0001 in exchange for consulting services, a cash investment provided by Northeast Professional Planning Group and a cash investment provided by Arbor Real Estate Holdings.

This issuance was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending September 30, 2009.

Item 5. Other Information.

Unregistered Sales of Equity Securities

As reported in item 2, "Unregistered Sales of Equity Securities and use of Proceeds" of the quarterly report ending, September 30, 2009 the detail of the transaction(s):

On July 31, 2009, we approved 15,000 shares of common stock, par value $0.0001 to Northeast Professional Planning Group in exchange for consulting services.

On August 19, 2009, we approved 60,000 shares of common stock, par value $0.0001 to Arbor Real Estate Holdings in exchange for a cash investment of $4000.

On August 31, 2009, we approved 15,000 shares of common stock, par value $0.0001 to Northeast Professional Planning Group in exchange for consulting services.

On September 30th, 2009, we approved 15,000 shares of common stock, par value $0.0001 to Northeast Professional Planning Group in exchange for consulting services.

For the period ending September 30, 2009, the Company issued 90,000 shares of the approved 105,000 shares on September 11, 2009 of which 30,000 shares were issued to Northeast Professional Planning Group and 60,000 shares were issued to Arbor Real Estate Holdings.

For the quarterly report ending, June 30, 2009 the Company disclosed it approved an aggregate of 202,800 shares of common stock for administrative services. The Company issued these shares on June 29, 2009.

In the Company's annual report for the year ended December 31, 2008, item #10 in the notes to the financial statements, "Subsequent Event" the Company disclosed it approved an aggregate of 300,000 shares of common stock for a cash investment of $20,000. The Company issued these shares on April 1, 2009.

Item 6. Exhibits.

Exhibit Number:

Name:

32.1   Certification of Principal Executive Officer and Principal Financial Officer Sec. 302

32.2  Certification of Chief Executive Officer and Chief Financial Officer Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2009.

LIFE NUTRITION PRODUCTS, INC.:

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer

Date: November 16, 2009

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer

Date: November 16, 2009

By: /s/ Richard G. Birn
Name: Richard G. Birn
Title: Vice President, Director

Date: November 16, 2009