Form 10-Q/A
period 2008-09-30
Life Nutrition Products, Inc
filed 2010-03-12
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Commission File Number: 001-34274

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

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer () Accelerated filer () Non-accelerated filer () Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). () Yes (X) No

As of 9/30/08, there were 14,055,000 shares of common stock outstanding with a par value of $0.0001.

EXPLANATORY NOTE

Life Nutrition Products, Inc., (the "Registrant") is filing this Amendment No. 1 on form 10-Q/A (the "Amendment") to our Quarterly Report on Form 10-Q for the period ended September 30, 2008, originally filed with the Securities Exchange Commission (the "SEC") on November 14, 2008 (the"Original Filing").

This Amendment is being filed to solely correct an inadvertent clerical error on the cover page of the original 10-Q filing in which the box identifying the Registrant as a shell company was incorrectly checked. This Amendment on Form 10-Q/A corrects the clerical error.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q on November 14, 2008.

Part II Other Information
Item 6. Exhibits.
Exhibit Number:	Name:

32.1 Certification of Principal Executive Officer and Principal Financial Officer Sec. 302

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q/A be signed on its behalf by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.:

By:    /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer

Date: March 12, 2010

By:    /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman Principal Financial Officer Principal Accounting Officer

Date: March 12, 2010