Form 10-K/A
period 2008-12-31
Life Nutrition Products, Inc
filed 2010-03-12
CIK 1439237

UNITED STATES

                                                                                           SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ()No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ()

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer() Accelerated filer () Non-accelerated filer () Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ()Yes (X)No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of December 31, 2008 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $0.00 as the common stock is not quoted on any public markets.

As of December 31, 2008 there were 14,055,000 shares of common stock outstanding with a par value of $0.0001.

EXPLANATORY NOTE

Life Nutrition Products, Inc., (the “Registrant”) is filing this Amendment No. 1 on form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the period ended December 31, 2008, originally filed with the Securities Exchange Commission (the “SEC”) on April 15, 2009 (the “Original Filing”).

This Amendment is being filed to solely correct an inadvertent clerical error on the cover page of the original 10-K filing in which the box identifying the Registrant as a shell company was incorrectly checked. This Amendment on Form 10-K/A corrects the clerical error.

This Form 10-K/A should be read in conjunction with the original Form 10-K. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the original Form 10-K. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-K on April 15, 2009.

Part II Other Information
Item 6. Exhibits.
Exhibit Number:	Name:

32.1 Certification of Principal Executive Officer and Principal Financial Officer Sec. 302

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K/A be signed on its behalf by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.:

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer

Date: March 12, 2010

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman Principal Financial Officer Principal Accounting Officer

Date: March 12, 2010