Form 10-Q/A
period 2009-03-31
Life Nutrition Products, Inc
filed 2010-03-12
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

Life Nutrition Products, Inc., (the "Registrant") is filing this Amendment No. 1 on form 10-Q/A (the "Amendment") to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed with the Securities Exchange Commission (the "SEC") on May 15, 2009 (the "Original Filing").

This Amendment is being filed to solely correct an inadvertent clerical error on the cover page of the original 10-Q filing in which the box identifying the Registrant as a shell company was incorrectly checked. This Amendment on Form 10-Q/A corrects the clerical error.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q on May 15, 2009.

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