Form 10-Q/A
period 2009-06-30
Life Nutrition Products, Inc
filed 2010-03-12
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

LIFE NUTRITION PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Commission File Number: 001-34274

                                                                                                         Delaware                                                                                                                    4 2-1743717

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

See the definitions of "large accelerated filer,""accelerated filer"and "smaller reporting company"in Rule 12b-2 of the Exchange Act.

Large accelerated filer () Accelerated filer () Non-accelerated filer () Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). () Yes (X ) No

As of June 30, 2009, there were 14,542,800 shares of common stock outstanding with a par value of $0.0001.

EXPLANATORY NOTE

Life Nutrition Products, Inc., (the "Registrant") is filing this Amendment No. 1 on form 10-Q/A (the"Amendment") to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed with the Securities Exchange Commission (the "SEC") on August 11, 2009 (the "Original Filing").

This Amendment is being filed to solely correct an inadvertent clerical error on the cover page of the original 10-Q filing in which the box identifying the Registrant as a shell company was incorrectly checked. This Amendment on Form 10-Q/A corrects the clerical error.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q on August, 11, 2009.

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