Form 10-K
period 2009-12-31
Life Nutrition Products, Inc
filed 2010-04-15
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ()No

Securities registered under 12(b) of the Exchange Act. None. Securities registered under Section 12(g) of the Exchange Act. None.

Indicate by check mark if registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. ()Yes (X )No

Indicate by checkmark if registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. ()Yes (X )No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ()Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer() Accelerated filer () Non-accelerated filer () Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ()Yes (X)No

As of June 30, 2009 the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,454 based on the closing market price of the registrant's common stock of $0.0001 on that day.

As of March 31, 2010 there were 17,882,800 shares of common stock outstanding with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

Life Nutrition Products, Inc. (LNP, Inc)

Part I		Page
Item 1	Business	4
Item 1A	Risk Factors	8
Item 1 B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of Security Holders	8

Part II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity
	Securities	9
Item 6	Selected Financial Data	10
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosure About Market
	Risks	13
Item 8	Financial Statements and Supplementary Data	14
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	27
Item 9A	Controls and Procedures	27
Item 9B	Other Information	28

Part III
Item 10	Directors, Executive Offices and Corporate
	Governance	30
Item 11	Executive Compensation	31
Item 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	31
Item 13	Certain Relationships and Related Transactions,
	and Director Independence	32
Item 14	Principal Accounting Fees and Services	32

Part IV
Item 15	Exhibits, Financial Statement Schedules	33

Signatures

FORWARD LOOKING STATEMENT

This annual filing ending December 31, 2009 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may,"  "expect," "plans," "intends," "anticipate," "believe," "estimate" and "continue" or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other "forward-looking"information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company's common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

Part I

Item 1. Business

The Company

References to "we," "our," "our company," "us," "the Company," or "Life Nutrition" refer to Life Nutrition, Inc. and its consolidated subsidiaries. Unless otherwise indicated, industry data are derived from publicly available sources, which we have not independently verified. Our executive office is located at 121 Monmouth Street, Red Bank, New Jersey 07701 and our phone number is (732)758-1577 and our website address is www.trimforlife3.com. Information contained in our filing is not available at our web site. Our fiscal year ends December 31.

Company Overview

We were originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC ("The Company"). On September 24, 2007, Life Nutrition Products, Inc. a Delaware Corporation was formed and merged with LNP. On August 27, 2008 the Life Nutrition Products, Inc. Registration statement on Form S-1 became effective.

We are a dietary supplement company specializing in the development, marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life3 Appetite Control and Trim For Life3 Energy Formula.

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

During the period covered in this annual report ending December 31, 2009, the Company received approval from the Financial Industry Regulatory Authority (FINRA) to quote its common stock on the Over-The-Counter Bulletin Board (OTCBB). As a public company with shares trading on the open market, we believe our company may be in a better position to raise additional capital to meet our operating costs. However, we cannot claim nor guarantee the trading of the Company’s common stock will improve the current financial condition of the Company or if a viable market could be developed to support the trading of our Company stock.

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

Management believes an opportunity may avail itself as a result of being a reporting company with common stock quoted on the OTCBB. Management believes there are savvy investors and/or businesses that understand the value of a public company and may be interested in investment of capital, merger or acquisition. As a reporting company, our view of the Company value includes; the ability to use the Company’s common stock to raise capital, the Company’s common stock quoted on the OTCBB, audited financials, provide shareholders liquidity, obtain loans from financial lenders, and possibly increase growth opportunities through mergers and/or acquisitions.

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

Item 2. Properties

We lease 120 square feet of office space at 121 Monmouth Street, Suite A, Red Bank, New Jersey 07701. The monthly rent is $500. The landlord is 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO Michael Salerno. The lease is on a month-to-month basis.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending December 31, 2009.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

For the period covered in this filing, the Company's common stock was approved on January 20, 2009 for quotation on the Over-The-Counter Bulletin Board (OTCBB) under the symbol, "LIPN."Prior to that date, there was no established trading market for our Common Share. The Company does not guarantee nor suggest being publicly traded on the OTCBB will necessarily generate a market for its common stock.

Presented below is the high and low bid information for fiscal year ending December 31, 2009. The information was obtained from www. quotemedia.com.

	High	Low

First Quarter Ending March 30, 2009	-	-
Second Quarter Ending June 30, 2000	-	-
Third Quarter Ending September 30, 2009	$0.01	$0.01
Fourth Quarter Ending December 31, 2009	$0.01	$0.01

The first trade date was September 16, 2009.

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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2009, there were approximately 47 common stock shareholders.

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

Recent Sales of Unregistered Securities

In the year ending December 31, 2009, the Company issued 347,800 shares of common stock in exchange for a cash investment of $17,520.

In the year ending December 31, 2008, the Company issued 3,750,000 shares of common stock in exchange for a cash investment of $250,000. The proceeds of which were deemed for working capital.

Issuer Purchases of Equity Securities

None

Item. 6. Selected Financial Data

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Practices

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report ending December 31, 2009 and 2008 on Form 10-K should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

     Revenue: Revenue was $1,898 for the year December 31, 2009 compared to $3,152 for the year ended December 31, 2008, a decrease of $1,254. This decrease is a result of limited marketing activities and expired inventory.

     Gross Profit/(Loss): Gross profit/(loss) was $1,898 for the year ended December 31, 2009 compared to ($24,151) for the year ended December 31, 2008, a decrease ($26,049). This increase in gross profit is primarily attributed to impairment of inventory in 2008.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses were $54,577 for the year ended December 31, 2009 compared to $141,970 for the year ended December 31, 2008, a decrease of $87,393 due to reduced payroll costs as well as professional fees.

     Other Income (Expense): Other income (expense) was $0 for the year ended December 31, 2009 compared to ($256) for the year ended December 31, 2008. This decrease was attributable to interest expense on our line of credit. All debt outstanding during 2009 was non-interest bearing and related party.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resource

     Net cash used in operating activities was ($16,657) for the year ended December 31, 2009, compared to ($118,511) for the year ended December 31, 2008. This decrease in cash used relates to inventory and net losses offset by stock-based compensation.

     The Company's net cash provided by financing activities was $21,118 for the year ended December 31, 2009 compared to net cash provided by financing activities of $120,655 for the year ended December 31, 2008. The decrease was due to the capital needs of the Company. As of December 31, 2009 there are no outstanding line(s) of credit.

     As of December 31, 2009, the Company had $4,461 in cash. It is meeting its working capital needs by relying upon the proceeds from stock issuances.

     In the year ending December 31, 2009, the Company issued 347,800 common stock shares in the total amount of $17,520. In the year ending December 31, 2008, the Company issued 3,750,000 common stock shares in the total amount of $250,000; the proceeds of which were deemed for working capital.

     Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present cash flow will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and meet SEC requirements of being a publicly held company. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its revenue goals or raising additional capital in the form of equity or debt. The financial statements do not include any adjustments relating to the recovery and classification of recorded assets or the amounts and classifications of liabilities that may be necessary in the event the company cannot continue in existence.

Off-Balance Sheet Financings

None

Critical Accounting Policies

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Impact of Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies” to the financial statements in this Form 10-K.

Item 7A Quantitative and Qualitative Disclosure About Market Risks

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

Item 8. Financial Statements
LIFE NUTRITION PRODUCTS, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
TABLE OF CONTENTS
PAGE

Reports of independent registered public accounting firms	15-16
Balance sheets	17
Statements of operations	18
Statement of stockholdersâ€™ (deficit)	19
Statements of cash flows	20
Notes to financial statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Life Nutrition Products, Inc.

We have audited the accompanying balance sheet of Life Nutrition Products, Inc. (the"Company"), as of December 31, 2009 and the related statement of operations, changes in stockholder's deficit and cash flows for the year ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Life Nutrition Products, Inc. as of December 31, 2008, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, dated April 10, 2009 and included an explanatory paragraph relating to the existence of substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Nutrition Products, Inc., as of December 31, 2009 and the results of its operations and cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses and deficiency of cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome.

 /s/ Friedman LLP

April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Life Nutrition Products, Inc.

We have audited the accompanying balance sheet of Life Nutrition Products, Inc. (a Delaware corporation) as of December 31, 2008, and the related statements of operations, stockholder's deficit, and cash flows for the year then ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Nutrition Products, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred recurring losses and experiences deficiency of cash flow from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bagell, Josephs, Levine & Company, L.L.C.

Marlton, New Jersey
April 10, 2009

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report.

Life Nutrition Products, Inc.
Balance Sheets

	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$ 4,461	$ -
Inventory	307	307
Prepaid rent	6,000	-
Total Current Assets	10,768	307

Property and Equipment, net	2,132	2,708

Total Assets	$ 12,900	$ 3,015

Liabilities and Stockholder's Deficit

Current Liabilities
Accounts payable and accrued expenses	$ 18,000	$ 49
Liability for stock to be issued	-	20,000
Officer loans payable	5,598	-
Total Current Liabilities	23,598	20,049

Total Liabilities	23,598	20,049

Stockholder's Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-

Common stock $0.0001 par value, 50,000,000 authorized,	1,608	1,406
16,082,800 and 14,055,000 issued and outstanding as of
December 31, 2009 and 2008

Additional paid-in-capital	497,883	439,070
Accumulated deficit	(510,189)	(457,510)
Total Stockholder's Deficit	(10,698)	(17,034)

Total Liabilities and Stockholder's Deficit	$ 12,900	$ 3,015

The accompanying notes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statements of Operations

	Year Ended December
	2009	2008

Revenue	$ 1,898	$ 3,152
Cost of Revenues (including impairment of inventory - $16,295)	-	27,303
Gross Profit (Loss)	1,898	(24,151)

Operating Expenses
Selling, General and Administrative (including stock based
compensation of $33,495 and $20,376)	54,577	141,970

Loss from operations	(52,679)	(166,121)

Other Income (Expense)
Interest Income	-	164
Interest Expense	-	(420)
Total Other Income (Expense)	-	(256)

Net Loss attributable shareholders	$ (52,679)	$ (166,377)

Weighted Average Shares of Common Stock Outstanding-Basic and Diluted	14,492,096	12,972,186
Net Loss per Basic and Diluted Common Share	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statement of Stockholders's Deficit
For the Years Ended December 31, 2008 and 2009

	Preferred	Preferred	Common	Common	Additional
	Stock	Stock	Stock	Stock	Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2007	-	$ -	10,000,000	$ 1,000	$ 169,100	$ (291,133)	$ (121,033)
Private placement and
Issuance of shares	-	-	3,750,000	375	249,625	-	250,000
Stock Based Compensation	-	-	305,000	31	20,345	-	20,376
Net Loss	-	-	-	-	-	(166,377)	(166,377)
Balance December 31, 2008	-	$ -	14,055,000	$ 1,406	$ 439,070	$ (457,510)	$ (17,034)
Stock issued for cash	-	-	347,800	34	17,486	-	17,520
Stock based compensation	-	-	180,000	18	9,477	-	9,495
Stock issued for rent	-	-	1,200,000	120	11,880	-	12,000
Stock issued in settlement
of liability	-	-	300,000	30	19,970	-	20,000
Net Loss						(52,679)	(52,679)
Balance December 31, 2009	-	$ -	16,082,800	$ 1,608	$ 497,883	$ (510,189)	$ (10,698)

The accompanying notes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statements of Cash Flows

	Year ended December 31,
	2009	2008
Cash Flows from Operating Activities

Net Loss	$ (52,679)	$ (166,377)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	576	733
Write off of Inventory	-	16,295
Issuance of Stock for Services	6,000	-
Stock Based Compensation	9,495	20,376

Changes in Assets and Liabilities

Decrease in Inventory	-	11,008
Decrease in Security Deposit	-	300
Increase (Decrease) in Accounts Payable and Accrued Expenses	17,951	(846)
Net cash used in operating activities	(18,657)	(118,511)

Cash Flows from investing activities

Purchase of equipment	-	(3,000)
Net cash used in investing activities	-	(3,000)

Cash Flows from Financing Activities

(Decrease) Increase in liability for stock to be issued	-	20,000
Repayment of Line of Credit	-	(75,000)
Proceeds (Repayment) of Officer Loan	5,598	(74,345)
Proceeds from Stock Issuance	17,520	250,000
Net cash provided by financing activities	23,118	120,655

Net increase (decrease) in cash	4,461	(856)
Cash at beginning of year	-	856
Cash at end of year	$ 4,461	$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ -	$ 696
Income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Stock issued to settle liability	$ 20,000	$ -

Stock issued for services	$ 15,495	$ 20,376
Stock issued for prepaid services	$ 6,000	$ -

 The accompanying notes are integral part of these financial statements.                                                                                                                                                                                       20

Life Nutrition Products, Inc.
Notes to the Financial Statements
December 31, 2009 and 2008

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to federally insured limits. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Inventories consist of only finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of the assets. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue upon shipment of goods, and the price is fixed and determinable, and collectability is reasonably assured.

Life Nutrition Products, Inc.
Notes to the Financial Statements (Continued)
December 31, 2009 and 2008

Net (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31,
	2009	2008
Net Loss	$ (52,679)	$ (166,377)
Weighted Average common stock shares outstanding (basic)	14,492,096	12,972,186
Options	-	-
Warrants	-	-
Weighted Average common stock shares outstanding (diluted)	14,492,096	12,972,186

Recent Accounting Pronouncements

In October 2009, FASB issued Accounting Standards Update No. 2009-13 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition - Multiple Element Arrangements for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable, utilizing vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Furthermore, the Update will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Lastly, the amendments in this Update will eliminate the residual method of allocation, requiring that the arrangement consideration be allocated at the inception of the arrangement to all deliverables and also require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This Update is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

In October 2009, FASB issued Accounting Standards Update No. 2009-15 that provides amendments to the criteria in FASB Accounting Standards Codification (ASC) Subtopic 470-20, Debt - Debt with Conversion and Other Options. The amendments as outlined within this Update provide accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features and other options. This Update is effective for fiscal years beginning on or after December 15, 2009 and interim periods with those fiscal years for outstanding arrangements and is effective for interim or annual periods beginning on or after June 15, 2009 for arrangements entered into in those periods. Early application is prohibited. This Update will not have a material impact on the financial statements of the Company.

Life Nutrition Products, Inc.
Notes to the Financial Statements (Continued)
December 31, 2009 and 2008

In December 2009, FASB issued Accounting Standards Update No. 2009-17 that amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.

The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact, if any, that the issuance of this Update will have on its financial statements.

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $107 and $297 for the year ended December 31, 2009 and 2008.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $525 and $1,925 for the year ended December 31, 2009 and 2008.

Income Taxes

The Company utilizes ASC 740, "Income Taxes,"which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The company accounts for income taxes in accordance with generally accepted accounting standards. Federal, state and local income tax returns for years prior to 2007 are no longer subject to examination by tax authorities.

In June 2006, the Financial Accounting Standards Board issued Interpretation no. ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with generally accepted accounting standards. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

To date, the adoption of this interpretation has not impacted the Company's financial condition, results of operations, or cash flows.

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying December 31, 2009 and December 31, 2008 balance sheets.

Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

As of December 31, 2009, the Company has net operating loss carry forwards of approximately $510,200 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
Deferred tax asset:	2009	2008

Net operating loss carryforwards	$ 178,500	$ 160,100
Less: Valuation allowance	(178,500)	(160,100)

Net Deferred Tax Asset	$ -	$ -

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Fair Value Measurements

The carrying amounts of the Company's financial instruments including cash, prepaid expenses, accrued expenses and officer loans, approximate fair value because of their short-term nature.

Life Nutrition Products, Inc.
Notes to the Financial Statements (Continued)
December 31, 2009 and 2008

On January 1, 2008, the Company adopted ASC 820, which defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. ASC 820's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs- Quoted prices for identical instruments in active markets.

Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs- Instruments with primarily unobservable value drivers.

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

3. PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consists of the following:

	Year Ending December 31,		Estimated
	2009	2008	Useful Lives

Computer Equipment	$ 4,324	$ 4,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(6,507)	(5,931)
	$ 2,132	$ 2,708

4. LINE OF CREDIT

Wachovia

On October 25, 2006 the Company opened a business line of credit with Wachovia Bank in the amount of $50,000. The principal bears interest at the prime rate plus 2.5%. There was $0 drawn on the line and $50,000 available for the years ended December 31, 2009 and 2008.

Life Nutrition Products, Inc.
Notes to the Financial Statements (Continued)
December 31, 2009 and 2008

Washington Mutual

On October 18, 2006 the Company opened a business line of credit with Washington Mutual Bank in the amount of $25,000. The principal bears interest at the prime rate plus 3%. There was $0 drawn on the line and $25,000 available for the years ended December 31, 2009 and 2008.

5. PRIVATE PLACEMENT

On December 3, 2007 the Company offered for sale to accredited investors up to fifty units at a purchase price per unit of $10,000. Each unit consists of 150,000 shares of common stock, $0.0001 par value per share. The minimum offering amount is 20 units ($200,000) and the maximum offering is 50 Units ($500,000). The offering remained open until November 1, 2008. For year ending December 31, 2008, a total of 25 units were sold and $250,000 of capital was raised.

6. OFFICER LOANS PAYABLE

Loans from officers are unsecured, non-interest bearing and due on demand. In the year ended December 31, 2008, outstanding officer loans payable in the amount of $74,345 were paid in full. The Company was advanced $5,598 from its CEO in 2009, which is due on demand without interest.

7. STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123R, Share-based Payment, codified in ASC 718 Compensation -Stock Compensation, to stock-based compensation awards. ASC 718, Compensation, requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on fair values.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with EITF No. 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified in ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

On June 1, 2008, we issued a total of 305,000 shares of common stock to 19 persons for various administrative services rendered. We recorded compensation expense in the amount $20,376 based on the value of stock ($0.066) as determined in our recent private placement. For the year ended December 31, 2009, we approved a total of 1,380,000 shares of common stock for various administrative services rendered. We recorded an expense in an amount of $15,495 with a prepaid expense of $6,000.

8. RELATED PARTIES

The Company from time to time receives financial advances for certain relations and related transactions such as payroll for the years ended December 31, 2009 and 2008. The recorded amounts were $0 and $66,000 for the year ended December 31, 2009 and 2008. The Company leases office space on a month to month basis in the amount of $500 from 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO, Michael M. Salerno. In addition, our CEO has controlling interest in Northeast Professional Planning Group, Salerno Realty Group, and Arbor Real Estate Holdings. Each company, including 121 Monmouth Street has been issued shares of common stock either for a cash investment or for services rendered.

Life Nutrition Products, Inc.
Notes to the Financial Statements (Continued)
December 31, 2009 and 2008

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through April 15, 2010, which is the date the financial statements were available to be issued. During our evaluation the following subsequent event items were identified.

On January 15, 2010, the Company issued a total of 1,800,000 shares of common stock valued at $18,000, to Northeast Professional Planning Group which was approved during the fourth quarter of 2009 for services rendered in 2009.

On March 3, 2010, the Company received the resignation of Mr. Richard G. Birn, Vice President. There were no disagreements between the Company and Mr. Birn.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 27, 2010 the Board of Directors engaged the services of Friedman LLP ("Friedman") of Marlton, New Jersey as its Independent Registered Public Accounting Firm. Bagell, Josephs, Levine & Company ("Bagell") of Marlton, New Jersey resigned of their services as it was merged with Friedman LLP. The resignation of Bagell is not a result of a disagreement between the Company and Bagell. The financial statements for December 31, 2008 were audited by the Independent Registered Public Accounting Firm of Bagell, Josephs, Levine & Company, Marlton, NJ. These reports did not contain any adverse opinion against the Company except that their report, dated April 10, 2009, contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

During these fiscal years and up to the most recent quarterly filing prior to the resignation of Bagell, there have been no disagreements on any matter regarding accounting principals, practices, financial statement disclosures or auditing which, if not resolved to the satisfaction of Bagell, would have caused it to make reference to the matter in connection with its reports.

The Board of Directors has engaged the services of Friedman, LLP ("Friedman") of Marlton, New Jersey as its independent registered public accounting firm on January 27, 2010 to audit the financial statements for the fiscal year ended December 31, 2009. There is no direct or indirect financial interest in or any connection with the Company other than as an independent accounting firm.

We do not intend to change accountants nor have there been any disagreements with the firm regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including this report, ending December 31, 2009 is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

As of December 31, 2009, the Company's management, including the Company's Chief Executive Officer ("CEO"), and Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO, CFO, and executive management have concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

(b) Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company'sboard of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of December 31, 2009, Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. At this time, the Company does not have an audit committee and relies on its' Board of Directors and executive management to monitor internal controls and procedures to ensure the Company is meeting its SEC obligations.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As reported in Item 9 in this filing, the Company has engaged the services of Friedman, LLP as their independent registered public accounting firm.

As reported in item 5, "Recent Sales of Unregistered Securities,"of the annual report ending, December 31, 2009 the detail of the transaction(s):

     On October 30, 2009, we approved 15,000 shares of common stock to Northeast Professional Planning Group in exchange for consulting services.

     On November 10, 2009, we approved 75,000 shares of common stock to Salerno Realty Group in exchange for a cash investment of $5,000.

     On November 30, 2009, we approved 15,000 shares of common stock to Northeast Professional Planning Group in exchange for consulting services.

     On December 18, 2009, we approved 15,000 shares of common stock to Northeast Professional Planning Group in exchange for consulting services.

     On December 18, 2009, we approved 1,200,000 shares of common stock to 121 Monmouth Street, LLC for payment of rent.

     On December 18, 2009, we approved 1,800,000 shares of common stock to Northeast Professional Planning Group in exchange for consulting services.

     On December 23, 2009, we approved 100,000 shares of common stock to a consultant in exchange for a cash investment of $1,000.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:
Name	Age	Title
Michael M. Salerno	38	Chief Executive Officer,
		Chairman
Richard G. Birn	40	Vice-President, Director

Michael M. Salerno

Michael M. Salerno is our co-founder and has been our Chief Executive Officer and Chairman of the Board since 2005. Mr. Salerno is the founding CEO of Northeast Professional Planning Group, Inc. (NPPG) and its subsidiaries, SRG, Arbor Title Services, Arbor Realtors, and Tri State Realty. Mr. Salerno's responsibilities have included growing, monitoring, and managing all aspects of NPPG since its inception in August 1997. Mr. Salerno's business acumen extends from forming businesses to building successful business partnerships in a wide range of industries.

Richard G. Birn

Richard G. Birn is our co-founder and has been our Vice President and Director since 2005. Mr. Birn is a senior sales executive at an international software company. Mr. Birn's responsibilities have included business operations, forecasting, logistics, and contract negotiations. Mr. Birn is a fitness enthusiast who pursued his passion for a healthier lifestyle by becoming a Certified Sports Nutritionist. On March 3, 2010, the Company received and accepted the resignation of Mr. Birn. There were no disagreements between the Company and Mr. Birn.

Our Board of Directors currently consists of two (2) members. Our Bylaws provide that our board shall consist of not less than one (1) nor more than nine (9) individuals. The terms of directors expire at the next annual shareholders' meeting unless their terms are staggered as permitted in our bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Identification of certain significant employees.

There are no significant employees.

Family relationships

There are no family relationships between the directors and/or executives.

Involvement in certain legal proceedings.

The Company's directors, executive officers, promoters or control persons have not been involved in any legal proceedings as defined by item 401 of Regulation S-K in the past five years.

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

Audit Committee

As of this annual report, we do not have an audit committee. However, our Board of Directors carries out the functions of an audit committee. The Board of Directors does not believe the expense of hiring a financial expert would be beneficial to the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2009, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a  group.

     This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 121 Monmouth Street, Suite A Red Bank NJ 07701. Information with respect to the percent of class is based on outstanding shares of common stock as of December 31, 2009. Except as otherwise indicated and pursuant to applicable community property laws, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

     For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days of this annual report.

	Shares of common stock
Name and address of Beneficial Owner	Beneficially Owned	Percent of Class(1)
Michael M. Salerno (2) (3) (4) (5) (6)	9,127,800	57.00%

Richard G. Birn(7)	4,750,000	30.00%
Directors and officers as a group (2 persons)	13,877,800	87.00%

(1) Based on an aggregate of 16,082,800 common shares outstanding as of December 31, 2009.
(2) Beneficial Owner, Michael M. Salerno has 5,550,000 freely, tradable shares.
(3) Beneficial Owner, Michael M. Salerno has controlling interest in Northeast Professional Planning Group. Northeast Professional Planning Group has 2,092,800 shares of authorized/issued common stock.
(4) Beneficial Owner, Michael M. Salerno has controlling interest in 121 Monmouth Street, LLC. 121 Monmouth Street, LLC has 1,200,000 shares of authorized/issued common stock.
(5) Beneficial Owner, Michael M. Salerno has controlling interest in Salerno Realty Group, LLC. Salerno Realty Group, LLC has 75,000 shares of authorized/issued common stock.
(6) Beneficial Owner, Michael M. Salerno has controlling interest in Arbor Real Estate Holding. Arbor Real Estate Holding has 60,000 shares of authorized/issued common stock.
(7) Beneficial Owner, Richard G. Birn has 4,600,000 freely, tradable shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Company has not had any transactions with related persons in the course of the last reported fiscal year involving any amounts exceeding $120,000 or is in the process of proposing any such transaction(s).

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The Following table shows information as related to audit and non-audit fees for professional services rendered by Bagell, Josephs, Levine & Company, the principal accounting firm for the fiscal years ending December 31, 2009 and 2008.

December 31,
	2009	2008
Type of Fee
Audit Fees(1)	$ 11,345	$ 16,200
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 11,345	$ 16,200

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

16.0*	Letter Change of Certifying Accountant
23	Consent of Experts and Counsel
31	Sarbanes-Oxley Act (Section 302)
32	Sarbanes-Oxley Act (Section 906)

*Filed with Form 8-K on January 29, 2010

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.:
By: /s/ Michael M. Salerno

Name: Michael M. Salerno
Title: Chief Executive Officer
Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer
Date: April 15, 2010