Form 10-Q
period 2010-03-31
Life Nutrition Products, Inc
filed 2010-05-14
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ( ) Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

	Table of Contents

		Page:
Part I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	4
	Condensed Consolidated Balance Sheets (unaudited)	4
	Condensed Statements of Consolidated Operations (unaudited)	5
	Condensed Statements of Consolidated Cash Flows (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7-11

	Item 2. Management’s Discussion and Analysis of Financial Condition	12-13
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14-15

	Item 4. Controls and Procedures	15-16

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings	16
	Item 1A. Risk Factors	16
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3. Defaults Upon Senior Securities	16
	Item 4. Submissions of Matters to a Vote of Security Holders	16
	Item 5. Other Information	17
	Unregistered Sales of Equity Securities	17
	Item 6. Exhibits	17

Signatures		17

Life Nutrition Products, Inc.
Condensed Balance Sheets (Unaudited)
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$ 3,155	$ 4,461
Inventory	237	307
Prepaid rent	4,500	6,000
Total Current Assets	7,892	10,768

Property and Equipment, net	1,824	2,132

Total Assets	$ 9,716	$ 12,900

Liabilities and Stockholder's Deficit

Current Liabilities
Accounts payable and accrued expenses	$ 6,500	$ 18,000

Officer loans payable	5,598	5,598
Total Current Liabilities	12,098	23,598

Total Liabilities	12,098	23,598

Stockholder's Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-

Common stock $0.0001 par value, 50,000,000 authorized,	1,788	1,608
17,882,800 and 16,082,800 issued and outstanding as of
March 31, 2010 and December 31, 2009

Additional paid-in-capital	515,703	497,883
Accumulated deficit	(519,873)	(510,189)
Total Stockholder's Deficit	(2,382)	(10,698)

Total Liabilities and Stockholder's Deficit	$ 9,716	$ 12,900

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenues	$ 118	$ 959
Cost of Revenues	70	-
Gross Profit	48	959

Selling, General and Administrative	9,732	15,357

Net Loss attributable to common shareholders	$ (9,684)	$ (14,398)

Weighted Average Shares of Common Stock Outstanding-
Basic and Diluted	17,582,800	14,055,000
Net Loss per Basic and Diluted Common Share	$ (0.00)	$ (0.00)

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities

Net Loss	$ (9,684)	$ (14,398)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	308	144
Stock Based Compensation	-	3,015

Changes in Assets and Liabilities

Decrease in Inventory	70	-
Decrease in Prepaid Rent	1,500	-
Increase in Accounts Payable and Accrued Expenses	6,500	11,239
Net cash used in operating activities	(1,306)	-

Net decrease in cash	(1,306)	-
Cash at beginning of period	4,461	-
Cash at end of period	$ 3,155	$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Stock issued to settle liability	$ 18,000	$ -

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company's annual report for the year ended, December 31, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to federally insured limits. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits. As of  March 31, 2010 and December 31, 2009 there were no cash balances which exceeded the FDIC insured limits.

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

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

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

Recent Accounting Pronouncements

As noted in our annual report on Form 10-K for the year ended December 31, 2009 filed April 2009, recent accounting pronouncements issued by the Financial Accounting Standards Board are not believed by the Company to have a significant material impact on the financial statements.

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $0 and $107 for the three month period ended March 31, 2010 and 2009.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $0 and $525 for the three month period ended March 31, 2010 and 2009.

Income Taxes

The Company utilizes ASC 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

The Company accounts for income taxes in accordance with generally accepted accounting standards. Federal, state and local income tax returns for years prior to 2007 are no longer subject to examination by tax authorities.

The Company continually evaluates its tax positions in order to determine whether they meet a more-likely-than-not recognition threshold.

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying March 31, 2010 and December 31, 2009 balance sheets.

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

As of March 31, 2010 and December 31, 2009, the Company has net operating loss carry forwards of approximately $520,000 and $510,200 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	March 31,	December 31,
Deferred tax asset:	2010	2009

Net operating loss carryforwards	$ 182,000	$ 178,500
Less: Valuation allowance	(182,000)	(178,500)
Net Deferred Tax Asset	$ -	$ -

Fair Value Measurements

The carrying amounts of the Company's financial instruments including cash, prepaid expenses, accrued expenses and officer loans, approximate fair value because of their short-term nature.

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

The Company evaluates the fair value using valuation techniques based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. These inputs are evaluated under the following hierarchy:

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

3. PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consists of the following:

	March 31,	December 31,	Estimated
	2010	2009	Useful Lives

Computer Equipment	$ 4,324	$ 4,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and
amortization	(6,815)	(6,507)
	$ 1,824	$ 2,132

4. STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123R, Share-based Payment, codified in ASC 718 Compensation - Stock Compensation, to stock-based compensation awards. ASC 718, Compensation, requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on fair values.

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
(Continued)

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

5. RELATED PARTIES

The Company from time to time receives financial advances for certain relations and related transactions such as payroll for the three months ended March 31, 2010 and 2009. The recorded amounts were $0 and $3,015 for the three months ended March 31, 2010 and 2009. The Company leases office space on a month to month basis in the amount of $500 from 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO, Michael M. Salerno. In addition, our CEO has controlling interest in Northeast Professional Planning Group, Salerno Realty Group, and Arbor Real Estate Holdings. Each company, including 121 Monmouth Street has been issued shares of common stock either for a cash investment or for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

This quarterly filing ending March 31, 2010 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending March 31, 2010 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

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

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenue: Revenue was $118 for the three months ended March 31, 2010 compared to $959 for the three months ended March 31, 2009, a decrease of $841. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was $48 for the three months ended March 31, 2010 compared to $959 for the three months ended March 31, 2009, a decrease of $911. This decrease in gross profit is primarily attributed to the decrease in sales and the cost of the product.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were approximately $9,732 for the three months ended March 31, 2010 compared to $15,357 for the three months ended March 31, 2009, a decrease of $5,805 due to reduced payroll costs.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

Net cash used in operating activities was $1,306 for the three months ended March 31, 2010, compared to net cash used by operating activities $0 for the three months ended March 31, 2009. This decrease in cash used relates to the net loss offset by account expenses and prepaid rent.

As of March 31, 2010, the Company had $3,155 in cash. It is meeting its working capital needs by relying upon the proceeds from stock issuances. As of March 31, 2010 there are no outstanding line(s) of credit.

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

The Federal Trade Commission (the"FTC"), which exercises jurisdiction over the marketing practices and advertising of products similar to those we offer, has in the past several years instituted enforcement actions against several dietary supplement companies for deceptive marketing and advertising practices. These enforcement actions have frequently resulted in consent orders and agreements. In certain instances, these actions have resulted in the imposition of monetary redress requirements. Importantly, the FTC requires that "competent and reliable scientific evidence" corroborate each claim of health benefit made in advertising before the advertising is first made. A failure to have that evidence on hand at the time an advertisement is first made violates federal law. While we have not been the subject to enforcement action for the advertising of our products, there can be no assurance that the FTC or other agencies will not question our advertising or other operations in the future.

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

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our securities may be quoted on the Over-The-Counter-Bulletin-Board ("OTCBB"). The Company's trading symbol, LIPN became effective on January 20, 2009 to be quoted on either the Over The Counter Bulletin Board ("OTCBB"), OTC-Other, or the "Pink Sheets." In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets.

Even though our common stock is quoted on the OTCBB, the OTCBB provides a limited trading market, and we can make no assurances that any market-maker will agree to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for shareholders to sell their shares or recover any part of their investment in the company. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile so that holders of our common stock will not be able sell their shares at prices that allow them to recover any or all of their investment. Market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. For the period ending March 31, 2010, there were approximately 47 common stock shareholders.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. At this time, the Company does not have an audit committee and relies on its' Board of Directors and executive management to monitor internal controls and procedures to ensure the Company is meeting its SEC obligations

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

None. We are a small reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending March 31, 2010.

Item 5. Other Information.

Unregistered Sales of Equity Securities

As reported in item 2, "Unregistered Sales of Equity Securities and use of Proceeds" of the quarterly report ending, March 31, 2010 the detail of the transaction(s):

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2010.

LIFE NUTRITION PRODUCTS, INC.:

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer

Date: May 14, 2010

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer