Form 10-Q
period 2010-06-30
Life Nutrition Products, Inc
filed 2010-08-05
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes (X ) No

As of June 30, 2010 there were 17,882,800 shares of common stock outstanding with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None

	Table of Contents

		Page:
Part I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	4
	Condensed Balance Sheets (unaudited)	4
	Condensed Statements of Operations (unaudited)	5
	Condensed Statements of Cash Flows (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7-10

	Item 2. Management's Discussion and Analysis of Financial Condition	11-13
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	13-14

	Item 4. Controls and Procedures	15-16

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings	15
	Item 1A. Risk Factors	15
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3. Defaults Upon Senior Securities	16
	Item 4. Submissions of Matters to a Vote of Security Holders	16
	Item 5. Other Information	16
	Item 6. Exhibits	16

Signatures		16

Life Nutrition Products, Inc.
Condensed Balance Sheets
As of June 30, 2010 (Unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$ -	$ 4,461
Inventory	207	307
Prepaid rent	3,000	6,000
Total Current Assets	3,207	10,768

Property and Equipment, net	1,516	2,132

Total Assets	$ 4,723	$ 12,900

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$ 9,979	$ 18,000
Officer loans payable	5,598	5,598
Total Current Liabilities	15,577	23,598

Total Liabilities	15,577	23,598

Stockholders' Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-
Common stock $0.0001 par value, 50,000,000 authorized,
17,882,800 and 16,082,800 issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively	1,788	1,608
Additional paid-in-capital	515,703	497,883
Accumulated deficit	(528,345)	(510,189)
Total Stockholders' Deficit	(10,854)	(10,698)

Total Liabilities and Stockholders' Deficit	$ 4,723	$ 12,900

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended			For the Six Months Ended
		June 30,			June 30,
	2010		2009	2010		2009

Revenue	$ 50		$ 378	$ 168		$ 1,337
Cost of Revenues	30		-	100		-
Gross Profit	20		378	68		1,337

Expenses
Selling General and
Administrative	8,492		8,698	18,224		24,055

Net Loss Attributable to
Common Shareholders	$ (8,472)		$ (8,320)	$ (18,156)		$ (22,718)

Weighted Average Shares of Common
Stock Outstanding-Basic and Diluted	$ 17,882,800		$ 14,359,127	$ 17,743,573		$ 14,207,904

Net Loss per Basic and
Diluted Common Share	$ -		$ -	$ -		$ -

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended
		June 30,
	2010		2009
Cash Flows from Operating Activities

Net Loss	$ (18,156)		$ (22,718)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	616		288
Stock Based Compensation	-		6,030

Changes in Assets and Liabilities

Decrease in Inventory	100		-
Decrease in Prepaid Rent	3,000		-
Increase in Accounts Payable and Accrued Expenses	9,979		4,080
Net cash used in operating activities	(4,461)		(12,320)

Proceeds of officer loan	-		4,800
Proceeds from stock issuance	-		7,520
Net cash provided by financing activities	-		12,320

Net decrease in cash	(4,461)		-
Cash at beginning of period	4,461		-
Cash at end of period	$ -		$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ -		$ -
Income taxes	$ -		$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Stock issued to settle liability	$ 18,000		$ -

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.

Notes to the Condensed Financial Statements (unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company's annual report for the year ended, December 31, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2010 or December 31, 2009. The Company maintains cash balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to federally insured limits. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits. As of June 30, 2010 and December 31, 2009 there were no cash balances which exceeded the FDIC insured limits.

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

Net Loss Per Share of Common Stock

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

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $0 and $107 for the six month periods ended June 30, 2010 and 2009, respectively.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $0 and $525 for the six month periods ended June 30, 2010 and 2009, respectively.

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

The Company continually evaluates its tax position in order to determine whether they meet a more likely than not recognition threshold.

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying June 30, 2010 and December 31, 2009 balance sheets.

Life Nutrition Products, Inc.

Notes to the Condensed Financial Statements (unaudited)
 (Continued)

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

As of June 30, 2010 and December 31, 2009, the Company has net operating loss carry forwards of approximately $530,000 and $510,200 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	June 30,	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforwards	$ 186,000	$ 178,500
Less: Valuation allowance	(186,000)	(178,500)
Net Deferred Tax Asset	$ -	$ -

Fair Value Measurements

The carrying amounts of the Company's financial instruments including cash, prepaid expenses, accrued expenses and officer loans, approximate fair value because of their short-term nature.

The Company evaluates the fair value using valuation techniques based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs effect our market assumptions. These inputs are evaluated under the following hierarchy:

Level 1 Inputs- Quoted prices for identical instruments in active markets.

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Instruments with primarily unobservable value drivers.

Life Nutrition Products, Inc.

Notes to the Condensed Financial Statements (unaudited)
(Continued)

3. PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, property and equipment consists of the following:

	June 30,	December 31,	Estimated
	2010	2009	Useful Lives

Computer Equipment	$ 4,324	$ 4,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and
amortization	(7,123)	(6,507)
	$ 1,516	$ 2,132

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

Stock compensation arrangements with non-employee service providers are accounted for in accordance with EITF No. 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified in ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. The compensation costs of these arrangements are subject to measurement over the vesting terms as earned.

5. RELATED PARTIES

The Company from time to time receives financial advances for certain relations and related transactions such as payroll for the six months ended June 30, 2010 and 2009. The recorded amounts were $0 and $6,030 for the six months ended June 30, 2010 and 2009. The Company leases office space on a month to month basis in the amount of $500 from 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO, Michael M. Salerno. In addition, our CEO has controlling interest in Northeast Professional Planning Group, Salerno Realty Group, and Arbor Real Estate Holdings. Each company, including 121 Monmouth Street has been issued shares of common stock either for a cash investment or for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

This quarterly filing ending June 30, 2010 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending June 30, 2010 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

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

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenue: Revenue was $50 for the three months ended June 30, 2010 compared to $378 for the three months ended June 30, 2009, a decrease of $328. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was $20 for the three months ended June 30, 2010 compared to $378 for the three months ended June 30, 2009, a decrease of $358. This decrease in gross profit is primarily attributed to the decrease in sales and the cost of the product.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $8,492 for the three months ended June 30, 2010 compared to $8,698 for the three months ended June 30, 2009, a decrease of $206 due to reduced payroll costs.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenue: Revenue was $168 for the six months ended June 30, 2010 compared to $1,337 for the six months ended June 30, 2010, a decrease of $1,169. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was $68 for the six months ended June 30, 2010 compared to $1,337 for the six months ended June 30, 2009, a decrease of $1,269. This decrease in gross profit is primarily attributed to the decrease in sales and the cost of the product.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $18,224 for the six months ended June 30, 2010 compared to $24,055 for the six months ended June 30, 2009, a decrease of $5,831 due to reduced payroll costs.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

Net cash used in operating activities was $4,461 for the six months ended June 30, 2010, compared to net cash used by operating activities of $12,320 for the six months ended June 30, 2009. This decrease in cash used relates to the net loss offset by account expenses and prepaid rent.

As of June 30, 2010, the Company had $0 in cash. It is meeting its working capital needs by relying upon the proceeds from stock issuances. As of June 30, 2010 there are no outstanding line(s) of credit.

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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. For the period ending June 30, 2010, there were approximately 47 common stock shareholders.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending June 30, 2010.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

Exhibit Number:          Name:

32.1	Certification of Principal Executive Officer and Principal Financial Officer Sec. 302
32.2	Certification of Chief Executive Officer and Chief Financial Officer Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2010.

LIFE NUTRITION PRODUCTS, INC.:

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer

Date: August 5, 2010

By: /s/ Michael M. Salerno

Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer