Form 10-K/A
period 2009-12-31
Life Nutrition Products, Inc
filed 2010-11-02
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ()Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

                                                                                                                                   EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2009 of Life Nutrition Products, Inc., filed with the Securities and Exchange Commission on April 15, 2010 (the "Original Form 10-K"), is being filed to solely revise the Report of Independent Registered Public Accounting Firm in "Item 8 Financial Statements" from Bagell, Josephs, Levine & Company, LLC .

In the Original Form 10-K, the Report of Independent Registered Public Accounting Firm from Bagell, Josephs, Levine & Company, LLC included the statement, "The report is a copy of the previously issued report. The predecessor auditor has not reissued the report." This statement has been removed in the revised Report of Independent Registered Public Accounting Firm from Bagell, Josephs, Levine & Company, LLC. In addition, new certifications by our principal executive officer are included as exhibits to this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 on Form 10-K/A does not modify, replace or update the other disclosures presented in the Original Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Filed Form 10-K.

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

We have audited the accompanying balance sheet of Life Nutrition Products, Inc. (a Delaware corporation) as of December 31, 2008, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
Date: November 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer
Date: November 2, 2010

3