Form 10-Q
period 2010-09-30
Life Nutrition Products, Inc
filed 2010-11-15
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ()	Accelerated filer ()
Non-accelerated filer ()	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes (X ) No

As of November 3, 2010 there were 17,867,900 shares of common stock outstanding with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None

	Table of Contents

		Page:
Part I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (unaudited)	4
	Condensed Balance Sheets	4
	Condensed Statements of Operations	5
	Condensed Statements of Cash Flows	6
	Notes to Condensed Financial Statements	7-10

	Item 2. Management's Discussion and Analysis of Financial Condition	11-13
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	13-14

	Item 4. Controls and Procedures	15-16

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings	15
	Item 1A. Risk Factors	15
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3. Defaults Upon Senior Securities	16
	Item 4. Submissions of Matters to a Vote of Security Holders	16
	Item 5. Other Information	16
	Item 6. Exhibits	16

Signatures		16

Life Nutrition Products, Inc.
Condensed Balance Sheets
As of September 30, 2010 and December 31, 2009
(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$ -	$ 4,461
Inventory	207	307
Prepaid rent	1,500	6,000
Total Current Assets	1,707	10,768

Property and Equipment, net	1,208	2,132

Total Assets	$ 2,915	$ 12,900

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$ 11,389	$ 18,000
Officer loans payable	10,598	5,598
Total Current Liabilities	21,987	23,598

Total Liabilities	21,987	23,598

Stockholders' Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-
Common stock $0.0001 par value, 50,000,000 authorized,
17,882,800 and 16,082,800 issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	1,788	1,608
Additional paid-in-capital	515,703	497,883
Accumulated deficit	(536,563)	(510,189)
Total Stockholders' Deficit	(19,072)	(10,698)

Total Liabilities and Stockholders' Deficit	$ 2,915	$ 12,900

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$ -	$ 140	$ 168	$ 1,477
Cost of Revenue	-	-	100	-
Gross Profit	-	140	68	1,477

Expenses
Selling General and Administrative	8,218	9,636	26,442	33,691

Net Loss Attributable to Common Shareholders	$ (8,218)	$ (9, 496 )	$ (26,374)	$ (32,214)

Weighted Average Shares of Common Stock
Outstanding-Basic and Diluted	17,882,800	15,553,887	17,790,492	14,354,704

Net Loss per Basic and Diluted Common Share	$ -	$ -	$ -	$ -

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities

Net Loss	$ (26,374)	$ (32,214)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	924	432
Stock Based Compensation	-	9,045

Changes in Assets and Liabilities

Decrease in Inventory	100	-
Decrease in Prepaid Rent	4,500	-
Increase in Accounts Payable and Accrued Expenses	11,389	5,599
Net cash used in operating activities	(9,461)	(17,138)

Proceeds of officer loan	5,000	5,598
Proceeds from stock issuance	-	11,540
Net cash provided by financing activities	5,000	17,138

Net decrease in cash	(4,461)	-
Cash at beginning of period	4,461	-
Cash at end of period	$ -	$ -

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Stock issued to settle liability	$ 18,000	$ -

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.

Notes to the Condensed Financial Statements (unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company’s annual report for the year ended, December 31, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2010 or December 31, 2009. The Company maintains cash balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to federally insured limits. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits. As of September 30, 2010 and December 31, 2009 there were no cash balances which exceeded the FDIC insured limits.

Life Nutrition Products, Inc.

Notes to the Condensed Financial Statements (unaudited)
(Continued)

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

Recent Accounting Pronouncements

As noted in our annual report on Form 10-K for the year ended December 31, 2009 filed April 2010, recent accounting pronouncements issued by the Financial Accounting Standards Board are not believed by the Company to have a significant material impact on the financial statements.

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $0 and $107 for the nine month periods ended September 30, 2010 and 2009, respectively.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $0 and $525 for the nine month periods ended September 30, 2010 and 2009, respectively.

Income Taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates

Life Nutrition Products, Inc.

Notes to the Condensed Financial Statements (unaudited)
(Continued)

applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The company accounts for income taxes in accordance with generally accepted accounting standards. Federal, state and local income tax returns for years prior to 2007 are no longer subject to examination by tax authorities.

The Company continually evaluates its tax position in order to determine whether they meet a more likely than not recognition threshold.

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying September 30, 2010 and December 31, 2009 balance sheets.

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

As of September 30, 2010 and December 31, 2009, the Company has net operating loss carry forwards of approximately $537,000 and $510,200 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	September 30,	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforwards	$ 188,000	$ 178,500
Less: Valuation allowance	(188,000)	(178,500)
Net Deferred Tax Asset	$ -	$ -

Fair Value Measurements

The carrying amounts of the Company’s financial instruments including cash, prepaid expenses, accrued expenses and officer loans, approximate fair value because of their short-term nature.

The Company evaluates the fair value using valuation techniques based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs effect our market assumptions. These inputs are evaluated under the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Life Nutrition Products, Inc.

Notes to the Condensed Financial Statements (unaudited)
 (Continued)

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Instruments with primarily unobservable value drivers.

3. PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, property and equipment consists of the following:

		September 30,	December 31,	Estimated
		2010	2009	Useful Lives

	Computer Equipment	$ 4,324	$ 4,324	3 years
	Website Development	4,315	4,315	3 years
	Less: accumulated depreciation and
	Amortization	(7,431)	(6,507)
		$ 1,208	$ 2,132

4.	STOCK BASED COMPENSATION

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

5. RELATED PARTIES

The Company from time to time receives financial advances for certain relations and related transactions such as payroll for the nine months ended September 30, 2010 and 2009. The recorded amounts were $0 and $9,045 for the nine months ended September 30, 2010 and 2009. The Company leases office space on a month to month basis in the amount of $500 from 121 Monmouth Street, LLC, a limited liability company owned, in part, by our CEO, Michael M. Salerno. In addition, our CEO has controlling interest in Northeast Professional Planning Group, Salerno Realty Group, and Arbor Real Estate Holdings. Each company, including 121 Monmouth Street has been issued shares of common stock either for a cash investment or for services rendered. Additionally, the Company was advanced $10,598 and $5,598 from its CEO as of September 30, 2010 and December 31, 2009, which is due on demand without interest.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through November 3, 2010, which is the date the financial statements were available to be issued. During our review the following subsequent event items were identified.

On September 7, 2010, the Registrant (the "Company") entered into a Share Exchange Agreement (the "Agreement") with Conqueror Group Limited, a Hong Kong corporation ("Conqueror") and Acumen Charm Ltd., a British Virgin Islands corporation (the "Conqueror Shareholder"). Pursuant to the Agreement, at the closing of the transaction contemplated in the Agreement (the "Transaction"), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company. There was no prior relationship between the Company and any of its affiliates and the Conqueror Shareholder and any of its affiliates.

Conqueror owns 100% of the equity interest of Shenyang Kai Xin, a wholly-owned foreign enterprise incorporated in the People's Republic of China ("PRC"), which entity has entered into contractual arrangements with Liaoning New Land Food & Beverage Co., Limited ("NLFB") and Liaoning New Land Fast Frozen Food Co. Limited ("NLFF"), each a company incorporated in the PRC, which arrangements give Conqueror effective control of the business of NLFB and NLFF. NLFB is principally engaged in the processing and distribution of raspberry and blueberry drinks, wines and other related products in China, and NLFF is principally engaged in the cultivation, processing and distribution of fresh and frozen raspberries in the domestic market in China and internationally.

 In consideration for the purchase of the Conqueror Shareholder's interest in Conqueror, the Company will issue to designees of the Conqueror Shareholder a total of 23,905,000 newly issued shares of the Company's common stock.

 The closing of the Transaction is conditioned upon, among other things, satisfactory due diligence investigations by the parties, the cancellation of a total of 13,787,800 shares of the Company's common stock by certain shareholders of the Company, the ability of certain designees of Conqueror to purchase a total of 4,010,000 shares of the Company's common stock from non-affiliated shareholders of the Company in unrelated transactions, the accuracy at closing of the representations made by the parties in the Agreement, and the obtaining of necessary consents. In addition, if the closing of the Transaction does not occur on or before October 31, 2010, the Agreement may be cancelled by either party. As of the date of this filing, the conditions have not been satisfied and the closing has not occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

This quarterly filing ending September 30, 2010 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending September 30, 2010 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (“GAAP”).

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

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenue: Revenue was $0 for the three months ended September 30, 2010 compared to $140 for the three months ended September 30, 2009, a decrease of $140. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was $0 for the three months ended September 30, 2010 compared to $140 for the three months ended September 30, 2009, a decrease of $140. This decrease in gross profit is primarily attributed to the decrease in sales and the cost of the product.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $8,218 for the three months ended September 30, 2010 compared to $9,636 for the three months ended September 30, 2009, a decrease of $1,418 due to reduced payroll costs.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenue: Revenue was $168 for the nine months ended September 30, 2010 compared to $1,477 for the nine months ended September 30, 2009, a decrease of $1,309. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was $68 for the nine months ended September 30, 2010 compared to $1,477 for the nine months ended September 30, 2009, a decrease of $1,409. This decrease in gross profit is primarily attributed to the decrease in sales and the cost of the product.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $26,442 for the nine months ended September 30, 2010 compared to $33,691 for the nine months ended September 30, 2009, a decrease of $7,249 due to reduced payroll costs.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

Net cash used in operating activities was $9,461 for the nine months ended September 30, 2010, compared to net cash used by operating activities of $17,138 for the nine months ended September 30, 2009. This decrease in cash used relates to the net loss offset by account expenses and prepaid rent.

As of September 30, 2010, the Company had $0 in cash. It is meeting its working capital needs by relying upon the proceeds from stock issuances. As of September 30, 2010 there are no outstanding line(s) of credit.

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

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our securities may be quoted on the Over-The-Counter-Bulletin-Board (“OTCBB”). The Company’s trading symbol, LIPN became effective on January 20, 2009 to be quoted on either the Over The Counter Bulletin Board (“OTCBB”), OTC-Other, or the “Pink Sheets”. In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets.

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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. For the period ending September 30, 2010, there were approximately 46 common stock shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending September 30, 2010.

Item 5. Other Information.

On September 7, 2010 the Company filed Form 8-K with the Securities Exchange Commission (the "SEC"). The Company entered into a Material Definitive Agreement (Item 1.01) and filed Exhibit No. 2.1, Share Exchange Agreement dated September 7, 2010 with Conqueror Group Limited and Acumen Charm Limited.

Item 6. Exhibits.

Exhibit Number:

Name:

32.1	Certification of Principal Executive Officer and Principal Financial Officer Sec. 302
32.2	Certification of Chief Executive Officer and Chief Financial Officer Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2010.

LIFE NUTRITION PRODUCTS, INC.:

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer

Date: November 15, 2010

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer