Form 10-K
period 2010-12-31
Life Nutrition Products, Inc
filed 2011-04-15
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X)Yes ( )No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). () Yes () No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer( )                            Non-accelerated filer ( )

Accelerated filer ( )                                    Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ( )Yes (X)No

As of June 30, 2010 the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $178,828 based on the closing market price of the registrant's common stock of $0.01 on that day.

As of March 31, 2011 there were 16,877,900 shares of common stock outstanding with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Contents

Life Nutrition Products, Inc. (LNP, Inc.)

Part I		Page
Item 1	Business	3
Item 1A	Risk Factors	7
Item 1 B	Unresolved Staff Comments	7
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders	7

Part II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity
	Securities	8
Item 6	Selected Financial Data	9
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9
Item 7A	Quantitative and Qualitative Disclosure About Market
	Risks	11
Item 8	Financial Statements and Supplementary Data	12
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	24
Item 9A	Controls and Procedures	24
Item 9B	Other Information	26

Part III
Item 10 Directors, Executive Offices and Corporate
	Governance	27
Item 11 Executive Compensation		27
Item 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	28
Item 13	Certain Relationships and Related Transactions,
	and Director Independence	28
Item 14	Principal Accounting Fees and Services	29

Part IV
Item 15 Exhibits, Financial Statement Schedules		30

Signatures

FORWARD LOOKING STATEMENT

This annual filing ending December 31, 2010 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

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

During the period covered in this annual report ending December 31, 2010, the Company received approval from the Financial Industry Regulatory Authority (FINRA) to quote its common stock on the Over-The-Counter Bulletin Board (OTCBB). As a public company with shares trading on the open market, we believe our company may be in a better position to raise additional capital to meet our operating costs. However, we cannot claim nor guarantee the trading of the Company’s common stock will improve the current financial condition of the Company or if a viable market could be developed to support the trading of our Company stock.

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

Conqueror owns 100% of the equity interest of Shenyang Kai Xin, a wholly-owned foreign enterprise incorporated in the People's's Republic of China ("PRC"), which entity has entered into contractual arrangements with Liaoning New Land Food & Beverage Co., Limited ("NLFB") and Liaoning New Land Fast Frozen Food Co. Limited ("NLFF"), each a company incorporated in the PRC, which arrangements give Conqueror effective control of the business of NLFB and NLFF. NLFB is principally engaged in the processing and distribution of raspberry and blueberry drinks, wines and other related products in China, and NLFF is principally engaged in the cultivation, processing and distribution of fresh and frozen raspberries in the domestic market in China and internationally.

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

The First Amendment to the Share Exchange Agreement (the "First Amendment") was entered into on November 17, 2010 by the Registrant (the "Company") with Conqueror Group Limited, a Hong Kong corporation ("Conqueror") and Acumen Charm Ltd., a British Virgin Islands corporation (the "Conqueror Shareholder").

The First Amendment amends the terms of the Share Exchange Agreement in which 1,004,900 shares shall be redeemed by the Life Nutrition contemporaneously with the execution of the First Amendment at an aggregate redemption price of $55,270 (the "Group B Redemption Price") and 12,782,900 shares shall be redeemed by the Company at or before the Closing at an aggregate redemption price of $49,731 (the "C Redemption Price") pursuant to mutually acceptable and duly executed redemption agreements.

Contemporaneously with the execution of the First Amendment, Conqueror loaned Life Nutrition the principal amount of $55,270 in exchange for which Life Nutrition delivered a promissory note to Conqueror in mutually acceptable form which proceeds shall be used to pay the Group B Redemption Price. At or before the Closing, Conqueror shall loan Life Nutrition the principal amount of $49,731 which shall be paid from the funds remaining in escrow (the "Remaining Escrow Funds") pursuant to the Escrow Agreement dated as of August 13, 2010, as amended on August 30, 2010, by and among Conqueror, Life Nutrition and Cyruli Shanks Hart & Zizmor LLP, in exchange for which Life Nutrition shall deliver a promissory note to Conqueror in mutually acceptable form which proceeds shall be used to pay the Group C Redemption Price.

The Closing was to transpire on or before January 31, 2011. As of the date of this filing, the conditions have not been satisfied. As per a verbal agreement between the parties, the First Amendment remains in effect.

The Company will continue to review opportunities to improve our financial stability by seeking established businesses which have the financial wherewithal to either invest capital into our Company operations in exchange for Company common stock, or, if in a similar line of business consider a merger or an acquisition.

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

The Trim For Life3 Appetite Control

The Trim For Life3 Appetite Control formula is an appetite suppressant made from 100% all natural ingredients. A primary ingredient in the formula is 5-HTP; a popular appetite suppressant. The formula has been clinically tested successfully through a double-blind placebo trial conducted at an independent laboratory. The results concluded that the group given the Appetite Control formula lost significantly more weight than the placebo group. The Trim For Life3 Appetite Control formula is patent pending. The status of the patent application is published in the U.S. Patent and Trademark Office (Application 20060040003).

Trim for Life3 Energy Formula

The all-natural, proprietary Trim For Life3 Energy Formula is designed to stimulate weight loss and increase energy by: (a) revitalizing and boosting metabolism, (b) combating weight loss fatigue, and (c) replenishing vitamins and minerals.

Distribution

Our product lines are distributed to retail channels either through distributors or through direct shipments from us. We generally maintain sufficient inventories to meet customer orders as received. From time to time, we may experience back orders that result from variations in demand for products outside of our control or expectations.

Operations

We develop and market dietary supplement products under the brand Trim For Life3. Our products include single ingredient items as well as multi-ingredient formulas. Our formulas utilize scientifically-supported ingredients which target weight loss. Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products we develop. We believe our potential for growth involves the continued development of our products that can be marketed and sold to our existing and new retail channels, including direct-to-consumer.

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

Intellectual Property, Patents, and Royalty Agreements

Trim For Life3 Appetite Control formula is a proprietary, patent-pending dietary supplement formulation. We will protect the intellectual property and license rights through patent protection, trade secrets and contractual protections and intend to develop a strong brand identity. Although we do not currently license our intellectual property to any third parties, we may choose to provide such licensing arrangements in the future to provide a potential new revenue source.

Government Regulation

Dietary supplements are subject to federal laws dealing with drugs and regulations imposed by the FDA. Those laws regulate, among other things, health claims, ingredient labeling, and nutrition content claims characterizing the level of nutrient in the product. They also prohibit the use of any health claim for dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

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

Employees

Our Board of Directors consists of Michael M. Salerno who is not compensated.

Available Information

We were incorporated in Delaware in September 2007 as Life Nutrition Products, Inc. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10a.m. to 3p.m. or by calling the Commission at 1-800-SEC-0330 or visiting the internet site, http://www.sec.gov for filed reports.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered in this filing ending December 31, 2010.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

For the period covered in this filing, the Company's common stock was approved on January 20, 2009 for quotation on the Over-The-Counter Bulletin Board (OTCBB) under the symbol, "LIPN." Prior to that date, there was no established trading market for our Common Share. The Company does not guarantee nor suggest being publicly traded on the OTCBB will necessarily generate a market for its common stock.

Presented below is the high and low bid information for fiscal year ending December 31, 2010. The information was obtained from www. quotemedia.com.

	High	Low
Year Ended December 31, 2009
Quarter Ending March 31	-	-
Quarter Ending June 30	-	-
Quarter Ending September 30	$0.01	$0.01
Quarter Ending December 31	$0.01	$0.01

Year Ended December 31, 2010
Quarter Ending March 31	$0.01	$0.01
Quarter Ending June 30	$0.01	$0.01
Quarter Ending September 30	$0.05	$0.05
Quarter Ending December 31	$0.05	$0.05

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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2010, there were approximately 40 common stock shareholders.

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

Issuer Purchases of Equity Securities

None

Item. 6. Selected Financial Data

As a "Smaller Reporting Company," we are not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Practices

This Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report ending December 31, 2010 and 2009 on Form 10-K should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. ("GAAP").

Our significant accounting policies are more fully described in the Notes to the audited financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

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

In our original business plan, we outlined a marketing strategy to compete more effectively in the dietary supplement marketplace. However, due to a lack of available financing, we are unable to implement the marketing strategy or invest in product expansion. As a result, we may look to explore and identify other viable options that may provide the potential to generate a positive cash flow to accommodate the costs of being a public company. With volatile economic conditions and unknown opportunities, we are unable to adequately determine if there are indeed, business opportunities that would lead to the Company acquiring additional capital or having the available resources to construct such a deal.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenue: Revenue was $168 for the year December 31, 2010 compared to $1,898 for the year ended December 31, 2009, a decrease of $1,730. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was ($139) for the year ended December 31, 2010 compared to $1,898 for the year ended December 31, 2009, a decrease $2,037. This decrease in gross profit is due to the sales decrease and the inventory impairment.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $25,193 for the year ended December 31, 2010 compared to $54,577 for the year ended December 31, 2009, a decrease of $29,384 due to reduced payroll costs as well as professional fees.

Other Income (Expense): Other income (expense) was ($339) for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009 due to 5% accrued interest on a $55,000 loan payable to Conqueror Group Limited.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resource

Net cash used in operating activities was ($15,293) for the year ended December 31, 2010, compared to ($18,657) for the year ended December 31, 2009. This decrease in cash used relates to inventory and net losses offset by stock-based compensation.

The Company's net cash provided by financing activities was $10,900 for the year ended December 31, 2010 compared to net cash provided by financing activities of $23,118 for the year ended December 31, 2009. The decrease was due to the capital needs of the Company. As of December 31, 2010 there is a promissory note of $55,000 outstanding.

As of December 31, 2010, the Company had $68 in cash. It is meeting its working capital needs by relying upon the proceeds from stock issuances.

In the year ending December 31, 2009, the Company issued 347,800 common stock shares in the total amount of $17,520.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present cash flow will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and meet SEC requirements of being a publicly held company. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its revenue goals or raising additional capital in the form of equity or debt. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded assets or the amounts and classifications of liabilities that may be necessary in the event the company cannot continue in existence.

Off-Balance Sheet Financings

None

Critical Accounting Policies

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Impact of Recent Accounting Pronouncements

See Note 2. "Summary of Significant Accounting Policies" to the financial statements in this Form 10-K.

Item 7A Quantitative and Qualitative Disclosure About Market Risks

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

Item 8. Financial Statements

LIFE NUTRITION PRODUCTS, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

TABLE OF CONTENTS
PAGE

Report of independent registered public accounting firm	13
Balance sheets	14
Statements of operations	15
Statement of stockholders' (deficit)	16
Statements of cash flows	17
Notes to financial statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Life Nutrition Products, Inc.

We have audited the accompanying balance sheets of Life Nutrition Products, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. Life Nutrition Products, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Nutrition Products, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2010 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial accumulated deficits and operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, New Jersey
April 15, 2011

                                                                                                                                                                   -13-

Life Nutrition Products, Inc.
Balance Sheets

	December 31,
	2010	2009
Assets
Current Assets
Cash	$ 68	$ 4,461
Inventory	-	307
Prepaid rent	-	6,000
Total Current Assets	68	10,768

Property and Equipment, net	900	2,132

Total Assets	$ 968	$ 12,900

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$ 2,839	$ 18,000
Note payable	55,000	-
Officer loans payable	16,768	5,598
Total Current Liabilities	74,607	23,598

Total Liabilities	74,607	23,598

Stockholders' Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-

Common stock $0.0001 par value, 50,000,000 authorized,	1,688	1,608
16,877,900 and 16,082,800 issued and outstanding as of
December 31, 2010 and 2009

Additional paid-in-capital	460,533	497,883
Accumulated deficit	(535,860)	(510,189)
Total Stockholders' Deficit	(73,639)	(10,698)

Total Liabilities and Stockholders' Deficit	$ 968	$ 12,900

The accompanying notes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statements of Operations
	Years Ended December 31,
	2010	2009
Revenue	$ 168	$ 1,898
Cost of Revenues	307	-
Gross Profit (Loss)	(139)	1,898
Operating Expenses
Selling, General and Administrative	25,193	54, 577
Loss from operations	(25,332)	(52,679)
Interest expense	(339)	-
Net Loss attributable to shareholders	$ (25,671)	$ (52,679)

Weighted Average Shares of Common Stock Outstanding-Basic and
Diluted	17,689,867	14,492,096

Net Loss per Basic and Diluted Common Share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Preferred	Preferred	Common	Common	Additional
	Stock	Stock	Stock	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2009	-	$ -	14,055,000	$ 1,406	$ 439,070	$ (457,510)	$ (17,034)
Stock issued for cash	-	-	347,800	34	17,486	-	17,520
Stock based compensation	-	-	180,000	18	9,477	-	9,495
Stock issued for rent	-	-	1,200,000	120	11,880	-	12,000
Stock issued in settlement
of liability	-	-	300,000	30	19,970	-	20,000
Net Loss	-	-	-	-	-	(52,679)	(52,679)
Balance December 31, 2009	-	$ -	16,082,800	$ 1,608	$ 497,883	$ (510,189)	$ (10,698)
Stock Issued to settle liability	-	-	1,800,000	180	17,820	-	18,000
Stock Cancellation	-	-	(1,004,900)	(100)	(55,170)	-	(55,270)
Net Loss	-	-	-	-	-	(25,671)	(25,671)
Balance December 31, 2010	-	$ -	16,877,900	$ 1,688	$ 460,533	$ (535,860)	$ (73,639)

The accompanying notes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Statements of Cash Flows

	Year ended December 31,
	2010	2009
Cash Flows from Operating Activities

Net Loss	$ (25,671)	$ (52,679)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,232	576
Issuance of Stock for Services	-	6,000
Stock Based Compensation	-	9,495
Changes in Assets and Liabilities

Decrease in Inventory	307	-
Decrease in Prepaid Rent	6,000	-
Increase in Accounts Payable and Accrued Expenses	2,839	17,951
Net cash used in operating activities	(15,293)	(18,657)

Cash Flows from Financing Activities

Stock cancellation	(55,270)	-
Proceeds from issuance of Promissory Note	55,000	-
Proceeds from Officer Loans	11,170	5,598
Proceeds from Stock Issuance	-	17,520
Net cash provided by financing activities	10,900	23,118

Net increase (decrease) in cash	(4,393)	4,461
Cash at beginning of year	4,461	-
Cash at end of year	$ 68	$ 4,461

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Stock issued to settle liability	$ 18,000	$ 20,000
Stock Issued for Services	$ -	$ 15,495
Stock Issued for Prepaid Services	$ -	$ 6,000

The accompanying notes are an integral part of these financial statements.

Life Nutrition Products, Inc.
Notes to the Financial Statements
December 31, 2010 and 2009

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Life Nutrition Products, Inc. was originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC ("LNP"). On September 24, 2007, Life Nutrition Products, Inc. a Delaware Corporation was formed and merged with LNP. Under the terms of the merger10 million shares of common stock were issued to the LNP Members to acquire all of LNP's membership interests. After the merger, 10 million shares of common stock were outstanding, all of which were owned by LNP's two founders, Michael M. Salerno, President and Richard G. Birn, Vice President.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers investments with an initial maturity of 3 months or less to be cash equivalents.

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

As of December 31, 2010 all inventory was impaired.

Life Nutrition Products, Inc.
Notes to the Financial Statements (continued)
December 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table sets forth the computation of basic and diluted earnings per share:
	Year Ended December 31,
	2010	2009
Net Loss	$ (25,671)	$ (52,679)
Weighted Average common stock shares outstanding (basic)	17,689,867	14,492,096
Options	-	-
Warrants	-	-
Weighted Average common stock shares outstanding (diluted)	17,689,867	14,492,096

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)"Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value

Life Nutrition Products, Inc.
Notes to the Financial Statements (continued)
December 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

Shipping and Handling

Shipping and handling costs have been expensed as incurred and have been included in operating expenses. Shipping and handling expense was $55 and $107 for the year ended December 31, 2010 and 2009.

Advertising

Advertising costs have been expensed as incurred and have been included in operating expenses. Advertising expense was $0 and $525 for the year ended December 31, 2010 and 2009.

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

ASC 740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with generally accepted accounting standards. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying December 31, 2010 and December 31, 2009 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

There were no uncertain tax positions at December 31, 2010 and 2009.

Life Nutrition Products, Inc.
Notes to the Financial Statements (continued)
December 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

As of December 31, 2010, the Company has net operating loss carry forwards of approximately $536,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2010	2009

Deferred tax asset	$ 186,000	$ 178,500
Less: Valuation allowance	(186,000)	(178,500)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance increased $9,100 and $18,400 during 2010 and 2009, respectively.

Fair Value Measurements

The carrying amounts of the Company's financial instruments including cash, prepaid expenses, accounts payable and accrued expenses, approximate fair value because of their short-term nature.

The Company follows ASC 820, which defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. ASC 820's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs  Quoted prices for identical instruments in active markets.

Level 2 Inputs Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs Instruments with primarily unobservable value drivers.

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and 2009. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the twelve months ended December 31 2010.

                                                                      Life Nutrition Products, Inc.
                                                       Notes to the Financial Statements (continued)
                                                                    December 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Balance as of
December 31, 2010
	Level 1	Level 2	Level 3	Total
Total Assets	$ -	$ -	$ -	$ -

Liabilities
Note payable	$ -	$ 55,000	$ -	$ 55,000
Officer loans payable	$ -	$ 16,768	$ -	$ 16,768
Total Liabilities	$ -	$ 71,768	$ -	$ 71,768

Balance as of
December 31, 2009
	Level 1	Level 2	Level 3	Total
Total Assets	$ -	$ -	$ -	$ -

Liabilities
Accounts payable	$ -	$ 18,000	$ -	$ 18,000
Officer loans payable	-	5,598	-	5,598
Total Liabilities	$ -	$ 23,598	$ -	$ 23,598

3. PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consists of the following:

	Year Ending December 31,		Estimated
	2010	2009	Useful Lives

Computer Equipment	$ 4,324	$ 4,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and amortization
	(7,739)	(6,507)
	$ 900	$ 2,132

4. LINES OF CREDIT

The Company had a business line of credit with Wachovia Bank in the amount of $50,000. Borrowings bore interest at the prime rate plus 2.5%. There was $0 drawn on the line and $50,000 available for the years ended December 31, 2010 and 2009.

The Company also had a business line of credit with Washington Mutual Bank in the amount of $25,000 for the year ended December 31, 2009. Borrowings bore interest at the prime rate plus 3%. The business line of credit was closed by the Company on December 2, 2010.

22

Life Nutrition Products, Inc.
Notes to the Financial Statements (continued)
December 31, 2010 and 2009

5. NOTE PAYABLE

Note payable to Conqueror Group Limited in the amount of $ 55,000 bears 5% interest and is due on May 17, 2011. The Company has accrued and expensed $339 for interest as of December 31, 2010.

6. OFFICER LOANS PAYABLE

The Company was advanced $5,598 from its CEO in 2009, which is due on demand without interest. The Company was advanced $11,170 from Northeast Professional Planning Group, Inc., in 2010 for a total of $16,768, which is due on demand without interest. The CEO has a controlling interest in Northeast Professional Planning Group, Inc.

7. STOCKHOLDERS' DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2010 and 2009 there are 16,877,900 and 16,082,800 issued and outstanding.

The following details the stock transactions for the Company:

On January 15, 2010, the Company issued a total of 1,800,000 shares of common stock valued at $18,000, to Northeast Professional Planning Group which was approved during the fourth quarter of 2009 for services rendered in 2009.

As of December 31, 2010, the Company redeemed 1,004,900 shares at an aggregate redemption price of $55,270 (the "Group B Redemption Price").

In the year ending December 31, 2009, the Company issued 347,800 shares of common stock in exchange for a cash investment of $17,520.

8. STOCK BASED COMPENSATION

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

For the year ended December 31, 2009, a total of 1,380,000 shares of common stock was issued for various administrative services rendered. We recorded an expense in an amount of $15,495 with a prepaid expense of $6,000. On January 15, 2010, the Company issued a total of 1,800,000 shares valued at $0.01 of common stock for total of $18,000, to Northeast Professional Planning Group which was approved during the fourth quarter of 2009 for services rendered in 2009.

9. COMMITMENTS and CONTINGENCIES

On September 7, 2010, the Registrant (the "Company") entered into a Share Exchange Agreement (the"Agreement") with Conqueror Group Limited, a Hong Kong corporation ("Conqueror") and Acumen Charm Ltd., a British Virgin Islands corporation (the "Conqueror Shareholder"). Pursuant to the Agreement, at the closing of the transaction contemplated in the Agreement (the "Transaction"), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company. On November 17, 2010, the First Amendment to the Share Exchange Agreement (the "First Amendment") was entered into by the Registrant with Conqueror Group Limited, and Acumen Charm Ltd.

At or before the Closing 560,000 shares shall be sold and transferred by Michael Salerno pursuant to mutually acceptable and duly executed stock purchase agreements at a purchase price of $0.01 per share or $5,600 in the aggregate.

Contemporaneously with the execution of the First Amendment, Conqueror loaned Life Nutrition the principal amount of $55,270 in exchange for which Life Nutrition delivered a promissory note to Conqueror in mutually acceptable form which proceeds shall be used to pay the Group B Redemption Price. If the Agreement is consumated the loan balance will be reclassifed to equity.

The Closing was to transpire on or before January 31, 2011. As per a verbal agreement between the parties, the First Amendment remains in effect.

There have been no other significant subsequent developments relating to the commitments and contingencies reported in the Company's Annual Report on Form 10-K for the period ended December 31, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including this report, ending December 31, 2010 is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

As of December 31, 2010, the Company's management, including the Company's Chief Executive Officer ("CEO"), and Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO, CFO, and executive management have concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Item 9A. Controls and Procedures (continued)

(b) Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2010, Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. At this time, the Company does not have an audit committee and relies on its Board of Directors and executive management to monitor internal controls and procedures to ensure the Company is meeting its SEC obligations.

Item 9A. Controls and Procedures (continued)

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As reported in Item 1, "Our Current Business" in this annual report, the Company has entered into a Share Exchange Agreement.

As reported in Item 14 in this filing, the Company has engaged the services of Friedman, LLP as their independent registered public accounting firm.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers:

Name	Age	Title
Michael M. Salerno	39	Chief Executive Officer, Chairman
Richard G. Birn	41	Vice-President, Director*

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

*On March 3, 2010, the Company received and accepted the resignation of Mr. Birn. There were no disagreements between the Company and Mr. Birn.

Our Board of Directors currently consists of one (1) member. Our Bylaws provide that our board shall consist of not less than one (1) nor more than nine (9) individuals. The terms of directors expire at the next annual shareholders' meeting unless their terms are staggered as permitted in our bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of certain significant employees

There are no significant employees.

Family relationships

There are no family relationships between the directors and/or executives.

Involvement in certain legal proceedings.

The Company’s directors, executive officers, promoters or control persons have not been involved in any legal proceedings as defined by item 401 of Regulation S-K in the past five years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2010, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 121 Monmouth Street, Suite A Red Bank NJ 07701. Information with respect to the percent of class is based on outstanding shares of common stock as of December 31, 2010. Except as otherwise indicated and pursuant to applicable community property laws, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days of this annual report.

	Shares of common stock
Name and address of Beneficial Owner	Beneficially Owned	Percent of Class(1)
Michael M. Salerno (2) (3) (4) (5) (6)	8,117,800	48.00%
Richard G. Birn(7)	4,750,000	28.00%
Directors and officers as a group (2 persons)	12,867,800	76.00%

(1) Based on an aggregate of 16,877,900 common shares outstanding as of December 31, 2010.
 (2) Beneficial Owner, Michael M. Salerno has 4,690,000 freely, tradable shares.
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
(7) Beneficial Owner, Richard G. Birn has 4,750,000 freely, tradable shares. On March 3, 2010, the Company received the resignation of Mr. Richard G. Birn, Vice President. There were no disagreements between the Company and Mr. Birn.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Company has not had any transactions with related persons in the course of the last reported fiscal year involving any amounts exceeding $120,000 or is in the process of proposing any such transaction(s).

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The Following table shows information as related to audit and non-audit fees for professional services rendered by Friedman, LLP the principal accounting firm for the fiscal years ending December 31, 2010 and 2009.

December 31,
	2010	2009
Type of Fee
Audit Fees(1)	$ 11,500	$ 11,345
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 11,500	$ 11,345

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

17**	Share Exchange Agreement
23	Consent of Experts and Counsel
31	Sarbanes-Oxley Act (Section 302)
32	Sarbanes-Oxley Act (Section 906)

** Filed with Form 8-K on September 8, 2010

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.:

By: /s/ Michael M. Salerno

Name: Michael M. Salerno
Title: Chief Executive Officer
Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael M. Salerno
Name: Michael M. Salerno
Title: Chief Executive Officer, Chairman
Principal Financial Officer
Principal Accounting Officer
Date: April 15, 2011