Form 10-Q
period 2011-03-31
Life Nutrition Products, Inc
filed 2011-05-23
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 001-34274

LIFE NUTRITION PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1743717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o 30A Vreeland Road, Suite 230 Florham Park, New Jersey
07932
(Address of principal executive offices)	(Zip Code)

(973) 443-0600
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                       (X)Yes ( ) No

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
                                                                                                                        (X) Yes ( ) No

As of May 20, 2011 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

	Table of Contents

		Page:
Part I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Statements of Consolidated Operations	4
	Condensed Statements of Consolidated Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-10

	Item 2. Management’s Discussion and Analysis of Financial Condition	11-15
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

	Item 4. Controls and Procedures	14-15

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings	15
	Item 1A. Risk Factors	15
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
	Item 3. Defaults Upon Senior Securities	15
	Item 4. [Removed and Reserved]	15
	Item 5. Other Information	15
	Item 6. Exhibits	15

Signatures		16

Life Nutrition Products, Inc.
Condensed Balance Sheets
As of March 31, 2011 (unaudited) and December 31, 2010

	March 31,	December 31,
	2011	2010
Assets
Current Assets
Cash	$ 499	$ 68
Total Current Assets	499	68

Property and Equipment, net	592	900

Total Assets	$ 1,091	$ 968

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$ 6,527	$ 2,839
Note Payable	55,000	55,000
Advances from Conqueror	18,749	-
Loans payable	16,768	16,768
Total Current Liabilities	97,044	74,607

Total Liabilities	97,044	74,607

Stockholders' Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-

Common stock $0.0001 par value, 50,000,000 authorized,	1,688	1,688
16,877,900 and 16,877,900 issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively

Additional paid-in-capital	460,533	460,533
Accumulated deficit	(558,174)	(535,860)
Total Stockholders' Deficit	(95,953)	(73,639)

Total Liabilities and Stockholders' Deficit	$ 1,091	$ 968

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Operations (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenues	$ -	$ 118
Cost of Revenues	-	70
Gross Profit	-	48

Selling, General and Administrative	21,626	9,732

Loss from Operations	(21,626)	(9,684)

Interest expense	688	-

Net Loss attributable to common shareholders	$ (22,314)	$ (9,684)

Weighted Average Shares of Common Stock Outstanding-
Basic and Diluted	17,689,867	17,582,800
Net Loss per Basic and Diluted Common Share	$ (0.00)	$ (0.00)

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:

Net Loss	$ (22,314)	$ (9,684)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	308	308
Changes in Assets and Liabilities
Decrease in Inventory	-	70
Decrease in Prepaid Rent	-	1,500
Increase in Accounts Payable and Accrued Expenses	3,688	6,500
Net cash used in operating activities	(18,318)	(1,306)

Cash Flows from Financing Activities:

Advances from Conqueror	18,749	-
Net cash provided by operating activities	18,749	-

Net decrease in cash	431	(1,306)
Cash at beginning of period	68	4,461
Cash at end of period	$ 499	$ 3,155

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Stock issued to settle liability	$ -	$ 18,000

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company's annual report for the year ended, December 31, 2010.

Our previous primary business purpose was to market over-the-counter, all-natural dietary supplements under the trade names: Trim For Life3 Appetite Control and Trim For Life3 Energy Formula. The Trim For Life3 Appetite Control Formula is patent pending and supported by scientific studies. The Trim For Life3 Energy Formula is a proprietary formula blend. The Company is no longer pursuing this business.

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

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
 (Continued)

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

Net (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share as the result is anti-dilutive for the periods presented.

Recent Accounting Pronouncements

As noted in our annual report on Form 10-K for the year ended December 31, 2010 filed April 2011, recent accounting pronouncements issued by the Financial Accounting Standards Board are not believed by the Company to have a significant material impact on the financial statements.

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

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
 (Continued)

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying March 31, 2011 and December 31, 2010 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

As of March 31, 2011 and December 31, 2010, the Company has net operating loss carry forwards of approximately $250,000 and $536,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	March 31, 2011	December 31, 2010

Deferred tax asset	$ 100,000	$ 186,000
Less: Valuation allowance	100,000	(186,000)
Net Deferred Tax Asset	$ -	$ -

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

Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
(Continued)

3. PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consists of the following:

	March 31,	December 31,	Estimated
	2011	2010	Useful Lives

Computer Equipment	$ 4,324	$ 4,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(8,047)	(7,739)
	$ 1,091	$ 900

4. NOTE PAYABLE

Note payable to Conqueror Group Limited in the amount of $55,000 bears 5% interest and is due on May 17, 2011. The Company has accrued and expensed $1,027 for interest as of March 31, 2011.

5. LOANS PAYABLE

The Company was advanced $5,598 from its former CEO in 2009, which is due on demand without interest. The Company was advanced $11,170 from a company controlled by the Company's former CEO in 2010. Total advances of $16,768 are due on demand without interest.

6. ADVANCES FROM CONQUEROR

During the three months ended March 31, 2011, the Company was advanced $18,749 from Conqueror (see Note 8), which is due on demand and carries a 5% interest rate.

7. STOCKHOLDERS' DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of March 31, 2011 there are 16,877,900 issued and outstanding. Subsequent to March 31, 2011, and in connection with the share exchange agreement (see note 8), the Company redeemed and cancelled 12,782,900 shares of its common stock.

8. SUBSEQUENT EVENTS

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

On November 17, 2010, the First Amendment to the Share Exchange Agreement (the "First Amendment") was entered into by the Registrant with Conqueror Group Limited, and Acumen Charm Ltd. The First Amendment Agreement provides that in the event that the closing does not occur for any reason on or before January 31, 2011, then, among other things, the Remaining Escrow Funds shall be paid to the Company and used to promptly redeem 12,782,900 shares as provided therein at the Group C Redemption Price, and the then officers and directors of the Company shall resign with immediate effect and appoint such persons as designated by Conqueror as officers and directors.

     Life Nutrition Products, Inc.
Condensed Notes to the Financial Statements (unaudited)
(Continued)

The Closing was to transpire on or before January 31, 2011 but, as of the date hereof, has not occurred. As a result, on May 11, 2011, and in accordance with the terms of the First Amendment, the Remaining Escrow Funds were paid to the Company and were used to redeem 12,782,900 shares at the Group C Redemption Price and the Company delivered a promissory note to Conqueror in the principal amount of $49,731. On May 11, 2011, Michael M. Salerno, the Company's sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror.

On May 11, 2011, the Company's former CEO agreed to forgive and discharge all amounts due and owing to him for funds advanced or loans made to the Company (see Note 5).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

This quarterly filing ending March 31, 2011 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may,""expect,""plans,""intends,""anticipate,""believe,""estimate"and "continue" or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other "forward-looking"information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company's common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending March 31, 2011 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. ("GAAP").

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

OVERVIEW AND PLAN OF OPERATION

We were previously a dietary supplement company specializing in the development, marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life3 Appetite Control and Trim For Life3 Energy Formula.

In our original business plan, we outlined a marketing strategy to compete more effectively in the dietary supplement marketplace. However, due to a lack of available financing, we were unable to implement the marketing strategy or invest in product expansion. We are no longer pursuing this business. As a result, we began to explore other viable options that may provide the potential to generate a positive cash flow to accommodate the costs of being a public company. With volatile economic conditions and unknown opportunities, we are unable to adequately determine if there are indeed, business opportunities that would lend to the Company acquiring additional capital or having the available resources to construct such a deal.

Our common stock is traded in the over-the-counter market under the symbol “LIPN”. Since January 20, 2009, it has been listed on the OTC Bulletin Board. As a public company with the potential for shares to trade on the open market, we believe our company may be in a better position to raise additional capital to meet our operating costs. However, we cannot claim nor guarantee that by having Company stock publicly quoted that it will provide the opportunity to raise additional capital.

Our current operating costs are minimal due to limited business activities, but we do incur an expense in ongoing legal and professional services to meet our SEC obligations as a publicly held company. The Company may continue to meet these expenses by opting to raise additional capital through sales of our common stock, loans from our board of directors and affiliates, and/or other transactions to meet these obligations.

Recent Developments

On September 7, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Conqueror Group Limited, a Hong Kong corporation (“Conqueror”) and Acumen Charm Ltd., a British Virgin Islands corporation (the “Conqueror Shareholder”). Pursuant to the Agreement, at the closing of the transaction contemplated in the Share Exchange Agreement (the “Transaction”), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company. There was no prior relationship between the Company and any of its affiliates and the Conqueror Shareholder and any of its affiliates.

Conqueror owns 100% of the equity interest of Shenyang Kai Xin, a wholly-owned foreign enterprise incorporated in the People’s Republic of China (“PRC”), which entity has entered into contractual arrangements with Liaoning New Land Food & Beverage Co., Limited (“NLFB”) and Liaoning New Land Fast Frozen Food Co. Limited (“NLFF”), each a company incorporated in the PRC, which arrangements give Conqueror effective control of the business of NLFB and NLFF. NLFB is principally engaged in the processing and distribution of raspberry and blueberry drinks, wines and other related products in China, and NLFF is principally engaged in the cultivation, processing and distribution of fresh and frozen raspberries in the domestic market in China and internationally.

In consideration for the purchase of the Conqueror Shareholder’s interest in Conqueror, the Company will issue to designees of the Conqueror Shareholder a total of 23,905,000 newly issued shares of the Company’s common stock.

The closing of the Transaction is conditioned upon, among other things, satisfactory due diligence investigations by the parties, the cancellation of a total of 13,787,800 shares of the Company’s common stock by certain shareholders of the Company, the ability of certain designees of Conqueror to purchase a total of 4,010,000 shares of the Company’s common stock from non-affiliated shareholders of the Company in unrelated transactions, the accuracy at closing of the representations made by the parties in the Share Exchange Agreement, and the obtaining of necessary consents.

The First Amendment to the Share Exchange Agreement (the “First Amendment”) was entered into on November 17, 2010 by the Company with Conqueror and the Conqueror Shareholder. The First Amendment amends the terms of the Share Exchange Agreement in which 1,004,900 shares shall be redeemed by the Company contemporaneously with the execution of the First Amendment at an aggregate redemption price of $55,270 (the “Group B Redemption Price”) and 12,782,900 shares shall be redeemed by the Company at or before the closing at an aggregate redemption price of $49,731 (the “Group C Redemption Price”) pursuant to mutually acceptable and duly executed redemption agreements.

Contemporaneously with the execution of the First Amendment, Conqueror loaned the Company the principal amount of $55,270 in exchange for which the Company delivered a promissory note to Conqueror which proceeds were used to pay the Group B Redemption Price. The First Amendment further provides that at or before the closing, Conqueror shall loan the Company the principal amount of

$49,731 which shall be paid from the funds remaining in escrow (the "Remaining Escrow Funds") pursuant to the Escrow Agreement dated as of August 13, 2010, as amended on August 30, 2010, by and among Conqueror, the Company and Cyruli Shanks Hart & Zizmor LLP, in exchange for which the Company shall deliver a promissory note to Conqueror which proceeds shall be used to pay the Group C Redemption Price.

The First Amendment also provides that in the event that the closing does not occur for any reason on or before January 31, 2011, then, among other things, the Remaining Escrow Funds shall be paid to the Company and used to promptly redeem 12,782,900 shares as provided therein at the Group C Redemption Price, and the then officers and directors of the Company shall resign with immediate effect and appoint such persons as designated by Conqueror as officers and directors.

The Closing was to transpire on or before January 31, 2011 but, as of the date hereof, has not occurred. As a result, as of May 11, 2011, and in accordance with the terms of the First Amendment, the Remaining Escrow Funds were paid to the Company and were used to redeem 12,782,900 shares at the Group C Redemption Price and the Company delivered a promissory note to Conqueror in the principal amount of $49,731. In addition, on May 11, 2011, Michael M. Salerno, the Company's sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror.

As a result, a change in control has occurred, due to the resignation of Mr. Salerno as sole officer and director, appointment of Mr. Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, and appointment of Mr. Zhanjun and Mr. Gang as directors which appointments as directors shall be effective immediately after the expiration of the 10 day period following the date after which this Information Statement is filed with the SEC and transmitted to you.

As of the date hereof, we do not expect that the transaction contemplated by the Share Exchange Agreement will be completed at any time in future.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenue: Revenue was $0 for the three months ended March 31, 2011 compared to $118 for the three months ended March 31, 2010, a decrease of $118. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was $0 for the three months ended March 31, 2011 compared to $48 for the three months ended March 31, 2010, a decrease of $48. This decrease in gross profit is due to the sales decrease and inventory impairment.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $21,626 for the three months ended March 31, 2011 compared to $9,732 for the three months ended March 31, 2010, an increase of $11,894 due professional fees related to the share exchange agreement.

Other Income (Expense): Other income (expense) was ($688) for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010 due to 5% accrued interest on a $55,000 loan payable to Conqueror Group Limited.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

Net cash used in operating activities was ($18,318) for the three months ended March 31, 2011, compared to net cash used by operating activities ($1,306) for the three months ended March 31, 2010. This increase in cash is primarily the result of payments of accounts payable, accrued expenses and professional fees.

As of March 31, 2011, the Company had $499 in cash. It is meeting its working capital needs by relying upon the proceeds from stock issuances and loans. As of March 31, 2011, there is a promissory note of $55,000 outstanding.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.
(Registrant)

Dated:	May 23, 2011	By:	/s/ Chu Zhanjun
Chu Zhanjun
Chief Executive Officer

Dated:	May 23, 2011	By:	/s/ Chu Zhanjun
Chu Zhanjun
Principal Financial Officer