Form 10-Q
period 2011-06-30
Life Nutrition Products, Inc
filed 2011-08-22
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(973) 443-0600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐ No

As of August 15, 2011 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

Table of Contents

Page:

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14-15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. [Removed and Reserved]	16
Item 5. Other Information	16
Item 6. Exhibits	16

Signatures	17

Life Nutrition Products, Inc.
Condensed Balance Sheets
As of June 30, 2011 (unaudited) and December 31, 2010

	June 30,	December 31,
	2011	2010
Assets
Current Assets
Cash	$-	$68
Total Current Assets	-	68

Property and Equipment, net	-	900

Total Assets	$-	$968

Liabilities and Stockholder’s Deficit

Current Liabilities
Accounts payable and accrued expenses	$19,981	$2,839
Notes payable	127,795	55,000
Loans payable	-	16,768
Total Current Liabilities	147,776	74,607

Stockholder’s Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-

Common stock $0.0001 par value, 50,000,000 authorized,	410	1,688
4,095,000 and 16,877,900 issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively

Additional paid-in-capital	427,940	460,533
Accumulated deficit	(576,126)	(535,860)
Total Stockholders’ Deficit	(147,776)	(73,639)

Total Liabilities and Stockholders’ Deficit	$-	$968

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$-	$50	$-	$168
Cost of Revenues	-	30	-	100
Gross Profit	-	20	-	68

Selling General and Administrative	16,355	8,492	37,981	18,224

Loss from Operations	(16,355)	(8,472)	(37,981)	(18,156)

Interest Expense	1,597	-	2,285	-

Net Loss	$(17,952)	$(8,472)	$(40,266)	$(18,156)

Weighted Average Shares of Common
Stock Outstanding-Basic and Diluted	$4,095,000	$17,882,800	$4,095,000	$17,743,573
Net Loss per Basic and
Diluted Common Share	$-	$-	$-	$-

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:

Net Loss	$(40,266)	$(18,156)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	900	616
Changes in Assets and Liabilities
Decrease in Inventory	-	100
Decrease in Prepaid Rent	-	3,000
Increase in Accounts Payable and Accrued Expenses	17,142	9,979
Net cash used in operating activities	(22,224)	(4,461)

Cash Flows from Financing Activities:
Repayment of Stock	(49,729)	-
Advances from Conqueror	72,795	-
Repayment of Loan	(910)
Net cash provided by financing activities	22,156	-

Net decrease in cash	(68)	(4,461)
Cash at beginning of period	68	4,461
Cash at end of period	$-	$-

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle liability	$-	$18,000

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30,  2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company’s annual report for the year ended December 31, 2010.

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

On September 7, 2010, Life Nutrition Products, Inc. (the "Company") entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Conqueror Group Limited, a Hong Kong corporation ("Conqueror") and Acumen Charm Ltd., a British Virgin Islands corporation (the "Conqueror Shareholder"). Pursuant to the Share Exchange Agreement, at the closing of the transaction contemplated in the Agreement (the "Transaction"), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company.

On November 17, 2010, the parties entered into a First Amendment to the Share Exchange Agreement (the “First Amendment”) which, among other things, provided that 1,004,900 shares shall be redeemed by the Company contemporaneously with the execution of the First Amendment at an aggregate redemption price of $55,270 (the “Group B Redemption Price”) and 12,782,900 shares shall be redeemed by the Company at or before the closing at an aggregate redemption price of $49,731 (the “Group C Redemption Price”) pursuant to mutually acceptable and duly executed redemption agreements.

Contemporaneously with the execution of the First Amendment, Conqueror loaned the Company the principal amount of $55,270 in exchange for which the Company delivered a promissory note to Conqueror which proceeds were used to pay the Group B Redemption Price.  The First Amendment further provided that at or before the closing, Conqueror shall loan the Company the principal amount of $49,731 which shall be paid from the funds remaining in escrow (the “Remaining Escrow Funds”) pursuant to the Escrow Agreement dated as of August 13, 2010, as amended on August 30, 2010, by and among Conqueror, the Company and Cyruli Shanks Hart & Zizmor LLP, in exchange for which the Company shall deliver a promissory note to Conqueror which proceeds shall be used to pay the Group C Redemption Price.

The First Amendment also provided that in the event that the closing does not occur for any reason on or before January 31, 2011, then, among other things, the Remaining Escrow Funds shall be paid to the Company and used to promptly redeem 12,782,900 shares as provided therein at the Group C Redemption Price, and the then officers and directors of the Company shall resign with immediate effect and appoint such persons as designated by Conqueror as officers and directors.

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

The Closing was to transpire on or before January 31, 2011 but, as of the date hereof, has not occurred.  As a result, on May 11, 2011, and in accordance with the terms of the First Amendment, the Remaining Escrow Funds were paid to the Company and were used to redeem 12,782,900 shares at the Group C Redemption Price and the Company delivered a promissory note to Conqueror in the principal amount of $49,731.  On May 11, 2011, Michael M. Salerno, the Company’s sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror.

On May 11, 2011, the Company’s former CEO agreed to forgive and discharge all amounts due and owing to him for funds advanced or loans made to the Company (see Note 5).

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

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

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

ASC 740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with generally accepted accounting standards. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. Federal, state and local income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities. The Company did not have any uncertain tax positions.

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying June 30, 2011 and December 31, 2010 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

As of June 30, 2011 and December 31, 2010, the Company has net operating loss carry forwards of approximately $560,000 and $536,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

	June 30, 2011	December 31, 2010

Deferred tax asset	$196,000	$186,000
Less: Valuation allowance	(196,000)	(186,000)
Net Deferred Tax Asset	$-	$-

Fair Value Measurements

The carrying amounts of the Company’s financial instruments including cash, prepaid expenses, accrued expenses and officer loans, approximate fair value because of their short-term nature.

The Company follows ASC 820, which defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

3.  PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consists of the following:

	June 30,	December 31,	Estimated
	2011	2010	Useful Lives

Computer Equipment	$4,324	$4,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(8,639)	(7,739)
	$-	$900

4. NOTES PAYABLE

At June 30, 2011 and December 31, 2010, notes payable consist of the following:

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

	June 30,	December 31,
	2011	2010

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,000
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011	49,730	-
Advances from Conqueror Group Limited bears 5% interest and due on demand	22,795	-
	$127,795	$55,000

The Company has accrued and expensed $2,285 for interest as of June 30, 2011.

5. LOANS PAYABLE

The Company was advanced $5,598 from its former CEO in 2009, which was due on demand without interest. The Company was advanced $11,170 from a company controlled by the Company’s former CEO in 2010. Total advances of $16,768 were due on demand without interest. The Company repaid $910 and the $15,858 was forgiven in the transaction and included in additional paid in capital.

6. STOCKHOLDERS’ DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of June 30, 2011 there are 4,095,000 issued and outstanding. In connection with the share exchange agreement, the Company redeemed and cancelled 13,787,800 shares of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  The Company does not intend to update these forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending June 30, 2011 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

OVERVIEW AND PLAN OF OPERATION

Life Nutrition Products, Inc. (the “Company”, “we”, “us” and “our”) was previously a dietary supplement company specializing in the development, marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life3® Appetite Control and Trim For Life3® Energy Formula.

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

Our common stock is traded in the over-the-counter market under the symbol “LIPN”.  Since January 20, 2009, it has been listed on the OTC Bulletin Board.  As a public company with the potential for shares to trade on the open market, we believe the Company may be in a better position to raise additional capital to meet our operating costs. However, we cannot claim nor guarantee that by having Company stock publicly quoted that it will provide the opportunity to raise additional capital.

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

Recent Developments

On September 7, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Conqueror Group Limited, a Hong Kong corporation (“Conqueror”) and Acumen Charm Ltd., a British Virgin Islands corporation (the “Conqueror Shareholder”). Pursuant to the Share Exchange Agreement, at the closing of the transaction contemplated in the Share Exchange Agreement (the “Transaction”), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company. There was no prior relationship between the Company and any of its affiliates and the Conqueror Shareholder and any of its affiliates.

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

Contemporaneously with the execution of the First Amendment, Conqueror loaned the Company the principal amount of $55,270 in exchange for which the Company delivered a promissory note to Conqueror which proceeds were used to pay the Group B Redemption Price.  The First Amendment further provides that at or before the closing, Conqueror shall loan the Company the principal amount of $49,731 which shall be paid from the funds remaining in escrow (the “Remaining Escrow Funds”) pursuant to the Escrow Agreement dated as of August 13, 2010, as amended on August 30, 2010, by and among Conqueror, the Company and Cyruli Shanks Hart & Zizmor LLP, in exchange for which the Company shall deliver a promissory note to Conqueror which proceeds shall be used to pay the Group C Redemption Price.

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

The Closing was to transpire on or before January 31, 2011 but, as of the date hereof, has not occurred.  As a result, as of May 11, 2011, and in accordance with the terms of the First Amendment, the Remaining Escrow Funds were paid to the Company and were used to redeem 12,782,900 shares at the Group C Redemption Price and the Company delivered a promissory note to Conqueror in the principal amount of $49,731.  In addition, on May 11, 2011, Michael M. Salerno, the Company’s sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror.

As a result, a change in control has occurred, due to the resignation of Mr. Salerno as sole officer and director, appointment of Mr. Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, and appointment of Mr. Zhanjun and Mr. Gang as directors.

As of the date hereof, we do not expect that the transaction contemplated by the Share Exchange Agreement will be completed at any time in future.

RESULTS OF OPERATIONS

Revenue was $0 for the three and six months ended June 30, 2011 compared to $50 and $168 for the three and six months ended June 30, 2010. The revenues derived in 2010 were from the Company’s previous dietary supplement business which business we are no longer pursuing.

Gross profit was $0 for the three and six months ended June 30, 2011 compared to $20 and $68 for the three and six months ended June 30, 2010.  Cost of revenues were $30 and $100 for the three and six months ended June 30, 2010 from our previous business compared to no cost of revenues for the three and six months ended June 30, 2011.

Selling, general and administrative expenses were $16,355 and $37,981 for the three and six months ended June 30, 2011 compared to $8,492 and $18,224 for the three and six months ended June 30, 2010, an increase of $7,863 and $19,757, respectively, which increase was primarily due to professional fees incurred related to the Share Exchange Agreement and the transaction contemplated thereby which has not occurred to date and is not expected to be completed.

Interest expense was $1,597 and $2,285 for the three and six months ended June 30, 2011 compared to $0 for the three and six months ended June 30, 2010, which interest for the first six months of 2011 was primarily due the accrued interest on the $127,795 loan payable to Conqueror Group Limited.

IMPACT of INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY and CAPITAL RESOURCES

Net cash used in operating activities was $22,224 for the six months ended June 30, 2011 primarily due to a net loss of $40,266 offset by an increase in accounts payable and accrued expenses of $17,142 compared to net cash used by operating activities $4,461 for the six months ended June 30, 2010 which was primarily due to a net loss of $18,156 offset by an increase in accounts payable and accrued expenses of $9,979 and a decrease in prepaid rent of $3,000.

Net cash provided by financing activities was $22,156 for the six months ended June 30, 2011 which was primarily due to advances from Conqueror of $72,795 offset by repayment of stock of $49,729 compared to no cash provided by or used in financing activities for the six months ended June 30, 2010.

There was no cash provided by or used in investing activities for the six months ended June 30, 2011 and 2010.

On June 30, 2011, we had working capital deficit of $147,776 and a total stockholders’ deficit of $147,776, compared to working capital deficit of $74,539 and a total stockholders’ deficit of $73,639 on December 31, 2010.  On June 30, 2011, we had no cash and no assets, and total liabilities of $147,776 compared to cash of $68, total assets of $968 and total liabilities of $74,607 on December 31, 2010.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company’s present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund its operations and meet SEC requirements of being a publicly held company. As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

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

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30,  2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements
________
*XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.
(Registrant)

Dated: August 19, 2011	By:	/s/ Chu Zhanjun
Chu Zhanjun
Chief Executive Officer

Dated: August 19, 2011	By:	/s/ Chu Zhanjun
Chu Zhanjun
Principal Financial Officer