Form 10-Q
period 2011-09-30
Life Nutrition Products, Inc
filed 2011-11-21
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☐ No

As of November 21, 2011 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

Life Nutrition Products, Inc.
Condensed Balance Sheets
As of September 30, 2011 (unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
Assets
Current Assets
Cash	$-	$68
Total Current Assets	-	68

Property and Equipment, net	-	900

Total Assets	$-	$968

Liabilities and Stockholder’s Deficit

Current Liabilities
Accounts payable and accrued expenses	$14,603	$2,839
Notes payable	145,006	55,000
Loans payable	-	16,768
Total Current Liabilities	159,609	74,607

Total Liabilities	159,609	74,607
Stockholder’s Deficit
Preferred stock, $0.0001 par value, 2,000,000 authorized,
none issued and outstanding	-	-

Common stock $0.0001 par value, 50,000,000 authorized,	410	1,688
4,095,000 and 16,877,900 issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively

Additional paid-in-capital	427,940	460,533
Accumulated deficit	(587,959)	(535,860)
Total Stockholders’ Deficit	(159,609)	(73,639)

Total Liabilities and Stockholders’ Deficit	$-	$968

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$168
Cost of Revenues	-	-	-	100
Gross Profit	-	-	-	68

Selling General and Administrative	9,787	8,218	47,768	26,442

Loss from Operations	(9,787)	(8,218)	(47,768)	(26,374)

Interest Expense	2,046	-	4,331	-

Net Loss	$(11,833)	$(8,218)	$(52,099)	$(26,374)

Weighted Average Shares of CommonStock Outstanding-Basic and Diluted	$4,095,000	$17,882,800	$4,095,000	$17,790,492

Net Loss per Basic and Diluted Common Share	$-	$-	$-	$-

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:

Net Loss	$(52,099)	$(26,374)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	900	924
Changes in Assets and Liabilities
Decrease in Inventory	-	100
Decrease in Prepaid Rent	-	4,500
Increase in Accounts Payable and Accrued Expenses	11,764	11,389
Net cash used in operating activities	(39,435)	(9,461)

Cash Flows from Financing Activities:
Repayment of Stock	(49,729)	-
Advances from Conqueror	90,006	-
Repayment of Loan	(910)	-
Proceeds of officer loan		5,000
Net cash provided by financing activities	39,367	5,000

Net decrease in cash	(68)	(4,461)
Cash at beginning of period	68	4,461
Cash at end of period	$-	$-

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle liability	$-	$18,000

The accompanying footnotes are an integral part of the condensed financial statements.

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule, and notes contained in the Company’s annual report for the year ended December 31, 2010.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying September 30, 2011 and December 31, 2010 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

As of September 30, 2011 and December 31, 2010, the Company has net operating loss carry forwards of approximately $572,000 and $536,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

	September 30,2011	December 31, 2010
Deferred tax asset	$200,000	$186,000
Less: Valuation allowance	(200,000)	(186,000)
Net Deferred Tax Asset	$-	$-

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

Level 3 Inputs– Instruments with primarily unobservable value drivers.

3.	PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property and equipment consists of the following:

	September 30,	December 31,	Estimated
	2011	2010	Useful Lives

Computer Equipment	$4,324	$4,324	3 years
Website Development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(8,639)	(7,739)
	$-	$900

4.	NOTES PAYABLE

At September 30, 2011 and December 31, 2010, notes payable consist of the following:

Life Nutrition Products, Inc.
Notes to the Condensed Financial Statements (unaudited)
(Continued)

	September 30,	December 31,
	2011	2010

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,000
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011, currently due on demand	49,730	-
Advances from Conqueror Group Limited bears 5% interest and due on demand	40,006	-
	$145,006	$55,000

The Company has accrued and expensed $4,331 for interest as of September 30, 2011.

5.	LOANS PAYABLE

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

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of September 30, 2011 there are 4,095,000 issued and outstanding. In connection with the share exchange agreement (see Note 1), the Company redeemed and cancelled a total of 13,787,800 shares of its common stock, cancelling 1,004,900 in 2010 and 12,782,900 in 2011.

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

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report ending September 30, 2011 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

RESULTS OF OPERATIONS

Revenue was $0 for the three and nine months ended September 30, 2011 compared to $0 and $168 for the three and nine months ended September 30, 2010. The revenues derived in 2010 were from the Company’s previous dietary supplement business which business we are no longer pursuing.

Gross profit was $0 for the three and nine months ended September 30, 2011 compared to $0 and $68 for the three and nine months ended September 30, 2010.  Cost of revenues were $0 and $100 for the three and nine months ended September 30, 2010 from our previous business compared to no cost of revenues for the three and nine months ended September 30, 2011.

Selling, general and administrative expenses were $9,787 and $47,768 for the three and nine months ended September 30, 2011 compared to $8,218 and $26,442 for the three and nine months ended September 30, 2010, an increase of $1,569 and $21,326, respectively, which increase was primarily due to professional fees incurred related to the Share Exchange Agreement and the transaction contemplated thereby which has not occurred to date and is not expected to be completed.

Interest expense was $2,046 and $4,331 for the three and nine months ended September 30, 2011 compared to $0 for the three and nine months ended September 30, 2010, which interest for the first nine months of 2011 was primarily due the accrued interest on the $145,006 loan payable to Conqueror Group Limited.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $39,435 for the nine months ended September 30, 2011 primarily due to a net loss of $52,099 offset by an increase in accounts payable and accrued expenses of $11,764 compared to net cash used by operating activities $9,461 for the nine months ended September 30, 2010 which was primarily due to a net loss of $26,374 offset by an increase in accounts payable and accrued expenses of $11,389 and a decrease in prepaid rent of $4,500.

Net cash provided by financing activities was $39,367 which was primarily due to advances from Conqueror of $90,006 offset by repayment of stock of $49,729 compared to $5000 provided by or used in financing activities for the nine months ended September 30, 2010.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2011 and 2010.

On September 30, 2011, we had working capital deficit of $159,609 and a total stockholders’ deficit of $159,609, compared to working capital deficit of $74,539 and a total stockholders’ deficit of $73,639 on December 31, 2010.  On September 30, 2011, we had no cash and no assets, and total liabilities of $159,609 compared to cash of $68, total assets of $968 and total liabilities of $74,607 on December 31, 2010.

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

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30,  2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements
__________________

*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.
(Registrant)

Date : November 21, 2011	By:	/s/ Chu Zhanjun
Chu Zhanjun
Chief Executive Officer

Date : November 21, 2011	By:	/s/ Chu Zhanjun
Chu Zhanjun
Principal Financial Officer