Form 10-K
period 2011-12-31
Life Nutrition Products, Inc
filed 2012-04-16
CIK 1439237

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Chu Zhanjun
 Chief Executive Officer
 20 Broad Street, 7th Floor
 New York, New York 10005
 (212) 797-7833
 (Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐ No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

As of June 30, 2011 the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $0.00 based on the closing market price of the registrant's common stock of $0.00 on that day.

As of April 13, 2011 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

Life Nutrition Products, Inc. (LNP, Inc.)

FORWARD LOOKING STATEMENT

This annual filing ending December 31, 2011 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

Part I

Item 1. Business

 The Company

References to “we,” “our,” “our company,” “us,” “the Company,” or “Life Nutrition” refer to Life Nutrition, Inc. and its consolidated subsidiaries. Our executive office is located at 20 Broad Street, 7th Floor, New York, New York 10005 and our phone number is (212) 797-7833.  We do not maintain a Website.

Company Overview

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

The Closing was to transpire on or before January 31, 2011 but did it did not occur by that date. As a result, as of May 11, 2011, and in accordance with the terms of the First Amendment, the Remaining Escrow Funds were paid to the Company and were used to redeem 12,782,900 shares at the Group C Redemption Price and the Company delivered a promissory note to Conqueror in the principal amount of $49,731.  In addition, on May 11, 2011, Michael M. Salerno, the Company’s sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror.

As a result, a change in control has occurred, due to the resignation of Mr. Salerno as sole officer and director, appointment of Mr. Chu as President, Chief Executive Officer and Principal Financial Officer of the Company, and appointment of Mr. Chu and Mr. Li as directors.

As of the date hereof, we do not expect that the transaction contemplated by the Share Exchange Agreement will be completed at any time in future.

Our Current Business

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

We will continue to review opportunities to improve our financial stability by seeking established businesses which have the financial wherewithal to either invest capital into our Company operations in exchange for our common stock, or, if in a similar line of business consider a merger or an acquisition.

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

Economic conditions may be somewhat unsettled and may cause uneasiness with prospective businesses and speculative investors. Management believes there is a viable market of prospects that are searching for a public company in which they could invest, merge or acquire. However, we cannot guarantee nor claim that the Company will be able to find a suitable opportunity.

Employees

Our Board of Directors consists of Chu Zhanjun and Li Gang and Chu Zhanjun serves as our President, Chief Executive Officer and Principal Financial Officer.  Neither Mr. Chu nor Mr. Li is compensated for their service to the Company.

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

Item 2. Properties

We have rent-free use of 2,718 square feet office space at 20 Broad Street, 7th Floor, New York, New York 10005, which is our principal place of business.  This space is being made available to us by New York Kaida Capital Holding LLC.  There is no term for our use of the space, which can be terminated at any time.   We expect that this space shall be sufficient for the next 24 months.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

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

Presented below is the high and low bid information for fiscal year ending December 31, 2011. The information was obtained from www. https://www.otcbb.com.

	High	Low
Year Ended December 31, 2010
Quarter Ending March 31	$0.01	$0.01
Quarter Ending June 30	$0.01	$0.01
Quarter Ending September 30	$0.05	$0.05
Quarter Ending December 31	$0.05	$0.05

Year Ended December 31, 2011
Quarter Ending March 31	$0.00	$0.00
Quarter Ending June 30	$0.00	$0.00
Quarter Ending September 30	$0.00	$0.00
Quarter Ending December 31	$0.00	$0.00

The OTCBB provides a limited trading market, and we can make no assurances that any market-maker will agree to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for shareholders to sell their shares or recover any part of their investment in the company. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile so that holders of our common stock will not be able to sell their shares at prices that allow them to recover any or all of their investment. Market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	Introductions of new products or new pricing policies by us or by our competitors;
•	The gain or loss of significant customers or product orders;
•	Actual or anticipated variations in our quarterly results;
•	The announcement of acquisitions or strategic alliances by us or by our competitors;
•	Recruitment or departure of key personnel;
•	The level and quality of securities research analyst coverage for our common stock;
•
Changes in the estimates of our operating performance or changes in recommendations by us or any research analysts that follow our stock or any failure to meet the estimates made by research analysts; and

•	Market conditions in our industry and the economy as a whole.

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2011, there were approximately 4,095,000 common stock shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Practices

This Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report ending December 31, 2011 and 2010 on Form 10-K should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. ("GAAP").

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

The Closing was to transpire on or before January 31, 2011 but did it did not occur by that date. As a result, as of May 11, 2011, and in accordance with the terms of the First Amendment, the Remaining Escrow Funds were paid to the Company and were used to redeem 12,782,900 shares at the Group C Redemption Price and the Company delivered a promissory note to Conqueror in the principal amount of $49,731.  In addition, on May 11, 2011, Michael M. Salerno, the Company’s sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror.

As a result, a change in control has occurred, due to the resignation of Mr. Salerno as sole officer and director, appointment of Mr. Chu as President, Chief Executive Officer and Principal Financial Officer of the Company, and appointment of Mr. Chu and Mr. Li as directors.

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

We will continue to review opportunities to improve our financial stability by seeking established businesses which have the financial wherewithal to either invest capital into our Company operations in exchange for our common stock, or, if in a similar line of business consider a merger or an acquisition.

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

Economic conditions may be somewhat unsettled and may cause uneasiness with prospective businesses and speculative investors. Management believes there is a viable market of prospects that are searching for a public company in which they could invest, merge or acquire. However, we cannot guarantee nor claim that the Company will be able to find a suitable opportunity.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenue: Revenue was $0 for the year December 31, 2011 compared to $168 for the year ended December 31, 2010, a decrease of $168. This decrease is a result of limited marketing activities and expired inventory.

Gross Profit: Gross profit was $0 for the year ended December 31, 2011 compared to ($139) for the year ended December 31, 2010, a decrease $139. This is due to the sales decrease.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $65,056 for the year ended December 31, 2011 compared to $25,193 for the year ended December 31, 2010, an increase of $39,863 due to increased professional fees.

Other Income (Expense): Other income (expense) was ($4,670) for the year ended December 31, 2011 compared to ($339) for the year ended December 31, 2010 due to increased interest expense resulting from advances to the Company from Conqueror Group Limited.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resource

Net cash used in operating activities was ($54,466) for the year ended December 31, 2011, compared to ($15,293) for the year ended December 31, 2010. This increase in cash used relates to higher professional fees and net losses offset by stock-based compensation.

The Company's net cash provided by financing activities was $54,398 for the year ended December 31, 2011 compared to net cash provided by financing activities of $10,900 for the year ended December 31, 2010. The increase was due to advances to the Company from Conqueror Group Limited.

As of December 31, 2011, the Company had $0 in cash. It is meeting its working capital needs by relying upon the proceeds from stock issuances.

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

Impact of Recent Accounting Pronouncements

See Note 2. "Summary of Significant Accounting Policies" to the financial statements in this Form 10-K.

Item 7A Quantitative and Qualitative Disclosure About Market Risks

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or price.

LIFE NUTRITION PRODUCTS, INC.

FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Life Nutrition Products, Inc.

We have audited the accompanying balance sheet of Life Nutrition Products, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Nutrition Products, Inc. at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2011 have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses and experiences a deficiency of cash flow from operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Wei, Wei & Co., LLP

New York, New YorkApril 16, 2012

LIFE NUTRITION PRODUCTS, INC.

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$-	$68

Total current assets	-	68

Property and equipment, net	-	900

TOTAL ASSETS	$-	$968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$17,198	$2,839
Note payable	160,038	55,000
Officer loans payable	-	16,768

Total current liabilities	177,236	74,607

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share,
50,000,000 shares authorized, 4,095,000 and 16,877,900 shares issued and outstanding shares as of December 31, 2011 and 2010, respectively	410	1,688
Additional paid-in capital	427,939	460,533
Accumulated deficit	(605,585)	(535,860)

Total stockholders’ deficit	(177,236)	(73,639)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$968

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenue	$-	$168
Cost of goods sold	-	(307)

Gross profit	-	(139)

Operating expenses:
Selling, general and administrative	65,055	25,193

(Loss) from operations	(65,055)	(25,332)

Interest expense	4,670	339

Net (loss)	$(69,725)	$(25,671)

(Loss) per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	$8,647,814	$17,689,867

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred	Preferred	Common	Common	Additional
	Stock	Stock	Stock	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2010	-	$-	16,082,800	$1,608	$497,883	$(510,189)	$(10,698)
Stock issued to settle liability	-	-	1,800,000	180	17,820	-	18,000
Stock cancellation	-	-	(1,004,900)	(100)	(55,170)	-	(55,270)
Net (loss)	-	-	-	-	-	(25,671)	(25,671)

Balance, December 31, 2010	-	-	16,877,900	1,688	460,533	(535,860)	(73,639)
Shareholder forgiveness of debt	-	-	-	-	15,858	-	15,858
Stock cancellation	-	-	(12,782,900)	(1,278)	(48,452)	-	(49,730)
Net (loss)	-	-	-	-	-	(69,725)	(69,725)

Balance, December 31, 2011	-	$-	4,095,000	$410	$427,939	$(605,585)	$(177,236)

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net (loss)	$(69,725)	$(25,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	900	1,232
Changes in operating assets and liabilities:
Decrease in inventory	-	307
Decrease in prepaid rent	-	6,000
Increase in accounts payable and accrued expenses	(14,359)	2,839

Net cash (used in) operating activities	(54,466)	(15,293)

Cash flows from financing activities:
Stock cancellation	(49,730)	(55,293)
Proceeds from issuance of promissory note	105,038	55,000
Proceeds from officer loans	-	11,170
Repayment of loan	(910)	-

Net cash provided by financing activities	54,398	10,900

Net change in cash	(68)	(4,393)
Cash, beginning of year	68	4,461

Cash, end of year	$-	$68

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities:
Stock issued to settle liability	$-	$18,000

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	GENERAL

Organization and Business Nature

Life Nutrition Products, Inc. was originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC ("LNP"). On September 24, 2007, Life Nutrition Products, Inc. (the "Company") a Delaware Corporation was formed and merged with LNP. Under the terms of the merger 10 million shares of common stock were issued to the LNP Members to acquire all of LNP’s membership interests. After the merger, 10 million shares of common stock were outstanding, all of which were owned by LNP's two founders, Michael M. Salerno, President and Richard G. Birn, Vice President.

LNP’s previous primary business purpose was to market over-the-counter, all-natural dietary supplements under the trade names: Trim For Life3 Appetite Control and Trim For Life3 Energy Formula. The Trim For Life3 Appetite Control Formula is patent pending and supported by scientific studies. The Trim For Life3 Energy Formula is a proprietary formula blend. The Company is no longer pursuing this business.

On September 7, 2010, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Conqueror Group Limited, a Hong Kong corporation ("Conqueror") and Acumen Charm Ltd., a British Virgin Islands corporation (the "Conqueror Shareholder"). Pursuant to the Share Exchange Agreement, at the closing of the transaction contemplated in the Agreement (the "Transaction"), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company.

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	GENERAL (continued)

Organization and Business Nature (continued)

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

On May 11, 2011, the Company’s former CEO agreed to forgive and discharge all amounts due and owing to him for funds advanced or loans made to the Company (see Note 6).

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	GENERAL (continued)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with generally accepted accounting standards. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. Federal, state and local income tax returns for the years prior to 2008 are no longer subject to examination by tax authorities. The Company did not have any uncertain tax positions.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The tax effect of temporary differences, primarily net operating loss carry forwards, gave rise to the Company's deferred tax asset in the accompanying December 31, 2011 and December 31, 2010 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

As of December 31, 2011, the Company has net operating loss carry forwards of approximately $606,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2030. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2011	2010

Deferred tax asset	$245,000	$186,000
Less: valuation allowance	(245,000)	(186,000)

Net deferred tax asset	$-	$-

Fair Value Measurements

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The carrying amounts of the Company’s financial instruments including cash, accounts payable and accrued expenses, note payable and officer loans payable, approximate fair value because of their short-term nature.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the provisions of this ASU to have a material impact on the Company's financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The adoption of this standard did not have a material impact on the Company’s financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company's financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on the Company's financial statements.

In December 2010, FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard did not have a material impact on the Company’s financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2010, FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial statements.

4.	PROPERTY AND EQUIPMENT

At December 31, property and equipment consists of the following:

	2011	2010	Estimated Useful Lives

Computer equipment	$4,324	$4,324	3 years
Website development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(8,639)	(7,739)

	$-	$900

5.	NOTES PAYABLE

At December 31, notes payable consist of the following:

	2011	2010

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,000
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011, currently due on demand	49,730	-
Advances from Conqueror Group Limited no interest bearing and due on demand	55,038	-

	$160,038	$55,000

The Company has accrued and expensed $4,670 and $339 for interest as of December 31, 2011 and 2010, respectively.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

6.	LOANS PAYABLE

The Company was advanced $5,598 from its former CEO in 2009, which was due on demand without interest. The Company was advanced $11,170 from a company controlled by the Company’s former CEO in 2010. Total advances of $16,768 were due on demand without interest. The Company repaid $910 and $15,858 was forgiven in the transaction and included in additional paid-in capital.

7.	STOCKHOLDERS’ DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2011 there are 4,095,000 issued and outstanding. In connection with the share exchange agreement (see Note 1), the Company redeemed and cancelled a total of 13,787,800 shares of its common stock, cancelling 12,782,900 in 2011 and 1,004,900 in 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the " Exchange Act"), including this report, ending December 31, 2011 is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

As of December 31, 2011, the Company's management, including the Company's Chief Executive Officer ("CEO"), and Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO, CFO, and executive management have concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

As of December 31, 2011, Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers:

Name	Age	Title

Chu Zhanjun	41	Chief Executive Officer, President, Chief Financial Officer, Director

Li Gang	33	Director

Chu Zhanjun has been our President, Chief Executive Officer, Principal Financial Officer and a director of the Company since May 2011.  Since 2008 Mr. Chu managed Dalian Kaida Venture Capital in China as the Executive of Administration, whose duties cover: organizing significant events and activities related to company’s administrative affairs; directing logistic division to create a sound working environment; and leading crews, on a regular basis, to review functional responsibilities so that they may timely spot problems and thus make corrections.  From 2001 to 2007, he was co-manager general of Solar Group-Dalian Hi-Tech Corporation, assisting manager general to form strategies related to company development, business and operations; streamline in-house governance; stipulate rules regarding corporate structure, management system, business morals and the like; and oversee the execution of plans and strategies.   From 1994 to 1996, Mr. Chu held the position as the Manager of Planning Department of Solar Town Hotel, in Jiamusi City, Heilongjiang Province, and later was promoted and worked as the Director of this department until 2000. His responsibilities comprised developing company’s strategic plan, brand strategies and marketing. He attended Heilongjiang Business School from year 1989 to 1993 and obtained his bachelor degree of business management.

Li Gang has been our director since May 2011.  Since 2010, Mr. Li been employed by Dalian Kaida Venture Capital as the Manager General of Office Administration, whose duties include: receiving and entertaining important guests to the company; responding to important, administration-related correspondences; organizing regular examinations related to fire protection and security, thus creating a safe working environment; dealing matters in field of laws and enforcing guidelines and inspections in connection with confidential issues; smoothing in-house cooperation and settling the disputes arising; overseeing the execution of company’s management model, soliciting /analyzing feedbacks and making reports to manager general; securing full knowledge of company’s internal operations and making reports to manager general if necessary; and forging cooperative liaisons with external bodies on behalf of the company.  From 2006 to 2009, he was the Director of Office Administration of Solar Group, and from 2002 to 2005, Mr. Li was the Manager of Information Department of Solar Group-Dalian Hi-Tech Corporation.  Mr. Li attended Heilongjiang Jiamusi University from year 1997 to 2001 and obtained his bachelor degree of computer.

Our Board of Directors currently consists of two (2) member. Our Bylaws provide that our board shall consist of not less than one (1) nor more than nine (9) individuals. The terms of directors expire at the next annual shareholders' meeting unless their terms are staggered as permitted in our bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of certain significant employees

There are no significant employees.

Family relationships

There are no family relationships between the directors and/or executives.

Involvement in certain legal proceedings.

None of our directors, executive officers, promoters or control persons have not been involved in any legal proceedings as defined by item 401 of Regulation S-K in the past five years.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than ten percent of our common stock to report their ownership of common stock and any changes in that ownership to the SEC. The SEC has established specific due dates for these reports, and we are required to report in this document any failure to file by these dates. We believe that all report transactions, if any, have been reported or included in the appropriate filings submitted to the SEC, except that Mr. Chu Zhanjun, an officer and director, has not filed a Form 3, and Mr. Li Gang, a director, has not filed a Form 3.  Our former CEO and director, Mr. Michael Salerno, who served as our officer and director until May 2011, did not file a Form 3.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2011, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 20 Broad Street, 7th Floor, New York, New York 10005.  Information with respect to the percent of class is based on outstanding shares of common stock as of December 31, 2011. Except as otherwise indicated and pursuant to applicable community property laws, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days of this annual report.

Name and address of Beneficial Owner	Shares of common stock Beneficially Owned	Percent of Class(1)
Asset Intelligences Ltd.	280,000	6.8%
Clover Meadow Corp.	280,000	6.8%
David Moss 30872 Hunt Club Drive San Juan Capistrano, CA	225,000	5.5%
Robert Gelfand 1711 Drummon Drive Vancouver, British Columbia Canada	225,000	5.5%
Chu Zhanjun	--	0%
Li Gang	--	0%
Directors and officers as a group (2 persons)	--	0%
____
(1)Based on an aggregate of 4,095,000 common shares outstanding as of December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Company has not had any transactions with related persons in the course of the last reported fiscal year involving any amounts exceeding $120,000 or is in the process of proposing any such transaction(s).

Item 14. Principal Accounting Fees and Services.

 Audit and Non-Audit Fees

The Following table shows information as related to audit and non-audit fees for professional services rendered by Wei Wei & Co. LLP and Friedman, LLP, the principal accounting firms for the fiscal years ending December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010
Type of Fee
Audit Fees(1)	$6,000	$11, 500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$6,000	$11,500
_____
(1)The audit fees represent fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and audit services provided in connection with our regulatory filings.

Our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees quarterly and annually. The Board approves audit and tax related fees for the Company to be in compliance with regulatory filings with timely submissions.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Share Exchange Agreement whereby Life Nutrition Products, Inc. merged with and into Life Nutrition Products, LLC on or about September 24, 2007*

3.1	Certificate of Incorporation *

3.2	By-laws*

4.1	Specimen Common Stock Certificate*

4.2	Form of Subscription Agreement between Life Nutrition Products, Inc. and each prospective purchaser who is a signatory thereto subscribing for Units in the December 2007 Private Placement.*

14.	Code of Conduct*

17**	Share Exchange Agreement dated as of September 7, 2010 by and among Life Nutrition Products, Inc., Conqueror Group Limited and Acumen Charm Ltd.

31	Certification of Principal Executive Officer and Principal Financial Officer Sec. 302

32	Certification of Chief Executive Officer and Chief Financial Officer Sec. 906

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document
______
*   Filed as an Exhibit to the Registration Statement on Form S-1 filed on July 21, 2008 (SEC File No. 333-152432) and incorporated herein by reference.

** Filed with Form 8-K dated September 7, 2010 and filed on September 8, 2010 and incorporated herein by reference.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 16, 2012 by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.

Date: April 16, 2012	By:	/s/ Chu Zhanjun
Chu Zhanjun, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Zhanjun	Chief Executive Officer, President, Chief Financial Officer and Director	April 16, 2012
Chu Zhanjun	(Principal Executive Officer, and Principal Financial and Accounting Officer)

/s/ Li Gang	Director	April 16, 2012
Li Gang