Form 10-Q
period 2012-03-31
Life Nutrition Products, Inc
filed 2012-05-15
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 001-34274

LIFE NUTRITION PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1743717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Broad Street, 7th Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(212) 797-7833
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

As of May __, 2012 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

LIFE NUTRITION PRODUCTS, INC.

BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
(Unaudited)
ASSETS

Current assets	$-	$-

Property and equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$37,065	$17,198
Note payable	160,038	160,038

Total current liabilities	197,103	177,236

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share,
50,000,000 shares authorized, 4,095,000 and 16,877,900 shares issued and outstanding shares as of March 31, 2012 and December 31, 2011, respectively	410	410
Additional paid-in capital	427,939	427,939
Accumulated deficit	(625,452)	(605,585)

Total stockholders’ deficit	(197,103)	(177,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

Revenue	$-	$-

Operating expenses:
Selling, general and administrative	18,808	21,626

(Loss) from operations	(18,808)	(21,626)

Interest expense	1,059	688

Net (loss)	$(19,867)	$(22,314)

(Loss) per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	$8,647,814	$17,689,867

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Preferred	Preferred	Common	Common	Additional
	Stock	Stock	Stock	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	-	$-	4,095,000	$410	$427,939	$(605,585)	$(177,236)
Net (loss)	-	-	-	-	-	(19,867)	(19,867)

Balance, March 31, 2012	-	$-	4,095,000	$410	$427,939	$(625,452)	$(197,103)

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

Cash flows from operating activities:
Net (loss)	$(19,867)	$(22,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	308
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	19,867	3,688

Net cash (used in) operating activities	-	(18,318)

Cash flows from financing activities:
Advance from Conqueror	-	18,749

Net cash provided by financing activities	-	(18,749)

Net change in cash	-	(431)
Cash, beginning	-	68

Cash, end	$-	$499

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to federally insured limits. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The tax effect of temporary differences, primarily net operating loss carry forwards, gave rise to the Company's deferred tax asset in the accompanying March 31, 2012 and December 31, 2011 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

As of March 31, 2012, the Company has net operating loss carry forwards of approximately $626,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2031. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	March 31, 2012	December 31, 2011

Deferred tax asset	$253,000	$245,000
Less: valuation allowance	(253,000)	(245,000)

Net deferred tax asset	$-	$-

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

The carrying amounts of the Company’s financial instruments accounts payable and accrued expenses and note payable, approximate fair value because of their short-term nature.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	March 31, 2012	December 31, 2011	Estimated Useful Lives

Computer equipment	$4,324	$4,324	3 years
Website development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(8,639)	(8,639)

	$-	$-

5.	NOTES PAYABLE

Notes payable consist of the following:
	March 31, 2012	December 31, 2011

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,270
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011, currently due on demand	49,730	49,730
Advances from Conqueror Group Limited no interest bearing and due on demand	55,038	55,038

	$160,038	$160,038

The Company has accrued $1,059 and $4,670 for interest as of March 31, 2012 and December 31, 2011, respectively.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for the three month period ended March 31, 2012 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

In our original business plan, we outlined a marketing strategy to compete more effectively in the dietary supplement marketplace. However, due to a lack of available financing, we were unable to implement the marketing strategy or invest in product expansion. We are no longer pursuing this business. As a result, we began to explore other viable options that may provide the potential to generate a positive cash flow to accommodate the costs of being a public company. With volatile economic conditions and unknown opportunities, we were unable to adequately determine if there are indeed, business opportunities that would lend to the Company acquiring additional capital or having the available resources to construct such a deal.

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

The closing was to occur on or before January 31, 2011 but did it did not happen by that date. As a result, as of May 11, 2011, and in accordance with the terms of the First Amendment, the Remaining Escrow Funds were paid to the Company and were used to redeem 12,782,900 shares at the Group C Redemption Price and the Company delivered a promissory note to Conqueror in the principal amount of $49,731. In addition, on May 11, 2011, Michael M. Salerno, the Company’s sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror.

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

RESULTS OF OPERATIONS

Revenue: Revenue was $0 for the three months ended March 31, 2012 and for the three months ended March 31, 2011.

Gross Profit: Gross profit was $0 for the three months ended March 31, 2012 and for the three months ended March 31, 2011.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $18,808 for the three months ended March 31, 2012 compared to $21,626 for the three months ended March 31, 2011, a decrease of $2,818 which was due primarily to lower professional fees.

Interest expense was $1,059 for the three months ended March 31, 2012 compared to $688 for the three months ended March 31, 2011, which increase of $371 was due primarily to 5% accrued interest on a $49,730 notes payable to Conqueror Group Limited.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0 for the three months ended March 31, 2012 primarily due to a net loss of $19,867 offset by an increase in accounts payable and accrued expenses of $19,867 compared to net cash used by operating activities of ($18,318) for the three months ended March 31, 2011 which was primarily due to payments of accounts payable, accrued expenses and professional fees.

Net cash provided by financing activities for the three months ended March 31, 2012 was $0 compared to $18,749 for the three months ended March 31, 2011 which was primarily due to advances from Conqueror.

There was no cash provided by or used in investing activities for the three months ended March 31, 2012 and 2011.

As of March 31, 2012, we had working capital deficit of $197,103 and a total stockholders’ deficit of $197,103, compared to working capital deficit of $177,236 and a total stockholders’ deficit of $177,236 as of December 31, 2011.  On March 31, 2012, we had no cash and no assets, and total liabilities of $197,103 compared to no cash and no assets and total liabilities of $177,236 as of December 31, 2011.

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

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2012, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

Item 4. Mine Safety Disclosures

None.

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

LIFE NUTRITION PRODUCTS, INC.
(Registrant)

Date : May 14, 2012	By:	/s/ Chu Zhanjun
Chu Zhanjun
Chief Executive Officer and Principal Financial Officer