Form 10-Q
period 2012-06-30
Life Nutrition Products, Inc
filed 2012-08-14
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

LIFE NUTRITION PRODUCTS, INC.

BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
(Unaudited)
ASSETS
Current assets	$-	$-

Property and equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$58,581	$17,198
Note payable	160,038	160,038

Total current liabilities	218,619	177,236

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share,
50,000,000 shares authorized, 4,095,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	410	410
Additional paid-in capital	427,939	427,939
Accumulated deficit	(646,968)	(605,585)

Total stockholders’ deficit	(218,619)	(177,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	For the Three Months Ended June, 30		For the Six Months Ended June, 30
	2012	2011	2012		2011

Revenue	$-	$-	$		$-

Operating expenses:

Selling, general and administrative	20,203	16,355		39,011	37,981

(Loss) from operations	(20,203)	(16,355)		(39,011)	(37,981)

Interest expense	1,313	1,597		2,372	2,285

Net (loss)	$(21,516)	$(17,952)		$(41,383)	$(40,266)

(Loss) per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	4,095,000	4,095,000	4,095,000	4,095,000

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Preferred	Preferred	Common	Common	Additional
	Stock	Stock	Stock	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	-	$-	4,095,000	$410	$427,939	$(605,585)	$(177,236)

Net (loss)	-	-	-	-	-	(41,383)	(41,383)

Balance, June 30, 2012	-	$-	4,095,000	$410	$427,939	$(646,968)	$(218,619)

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net (loss)	$(41,383)	$(40,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	900
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	41,383	17,142

Net cash (used in) operating activities	-	(22,224)

Cash flows from financing activities:
Repayment of stock	-	(49,729)
Advance from Conqueror	-	72,795
Repayment of loan	-	(910)

Net cash provided by financing activities	-	22,156

Net change in cash	-	(68)
Cash, beginning	-	68

Cash, end	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

1.
GENERAL

Organization and Business Nature

Life Nutrition Products, Inc. was originally organized as a New Jersey limited liability company in February 2005 under the name of Life Nutrition Products, LLC (“LNP”). On September 24, 2007, Life Nutrition Products, Inc. (the “Company”), a Delaware Corporation was formed and merged with LNP. Under the terms of the merger, 10 million shares of common stock were issued to the LNP Members to acquire all of LNP’s membership interests. After the merger, 10 million shares of common stock were outstanding, all of which were owned by LNP’s two founders, Michael M. Salerno, President and Richard G. Birn, Vice President.

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

On September 7, 2010, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with Conqueror Group Limited, a Hong Kong corporation (“Conqueror”) and Acumen Charm Ltd., a British Virgin Islands corporation (“Conqueror Shareholder”). Pursuant to the Share Exchange Agreement, at the closing of the transaction contemplated in the Agreement (“Transaction”), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company.

On November 17, 2010, the parties entered into a First Amendment to the Share Exchange Agreement (“First Amendment”) which, among other things, provided that 1,004,900 shares shall be redeemed by the Company contemporaneously with the execution of the First Amendment at an aggregate redemption price of $55,270 (“Group B Redemption Price”) and 12,782,900 shares shall be redeemed by the Company at or before the closing at an aggregate redemption price of $49,731 (“Group C Redemption Price”) pursuant to mutually acceptable and duly executed redemption agreements.

Contemporaneously with the execution of the First Amendment, Conqueror loaned the Company the principal amount of $55,270 in exchange for which the Company delivered a promissory note to Conqueror which proceeds were used to pay the Group B Redemption Price.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

1.
GENERAL (continued)

Organization and Business Nature (continued)

The First Amendment further provided that at or before the closing, Conqueror shall loan the Company the principal amount of $49,731 which shall be paid from the funds remaining in escrow (“Remaining Escrow Funds”) pursuant to the Escrow Agreement dated as of August 13, 2010, as amended on August 30, 2010, by and among Conqueror, the Company and Cyruli Shanks Hart & Zizmor LLP, in exchange for which the Company shall deliver a promissory note to Conqueror which proceeds shall be used to pay the Group C Redemption Price.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has suffered recurring losses and experiences a deficiency of cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company are dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. Management may achieve profitability and generate positive cash flows through possible acquisition or merger. However, there is no guarantee that a suitable offer may exist or that funding will be available to close on such a transaction. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

The tax effect of temporary differences, primarily net operating loss carry forwards, gave rise to the Company’s deferred tax asset in the accompanying June 30, 2012 and December 31, 2011 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

As of June 30, 2012, the Company has net operating loss carry forwards of approximately $646,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2032. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	June 30, 2012	December 31, 2011

Deferred tax asset	$261,000	$245,000
Less: valuation allowance	(261,000)	(245,000)

Net deferred tax asset	$-	$-

Fair Value Measurements

The Company follows ASC 820, which defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued expenses and note payable, approximate fair value because of their short-term nature.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

3.
RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU No. 2011-11 will have a significant, if any, impact on its financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of this ASU did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

3.
RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company’s financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

4.	PROPERTY AND EQUIPMENT Property and equipment consists of the following:

	June 30, 2012	December 31, 2011	Estimated useful lives

Computer equipment	$4,324	$4,324	3 years
Website development	4,315	4,315	3 years
Less: accumulated depreciation	(8,639)	(8,639)

	$-	$-

5.	NOTES PAYABLE Notes payable consist of the following:
	June 30, 2012	December 31, 2011

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,270
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011, currently due on demand	49,730	49,730
Advances from Conqueror Group Limited no interest bearing and due on demand	55,038	55,038

	$160,038	$160,038

The Company has accrued $1,313 and $1,597 for interest for the three months ended June 30, 2012 and 2011, respectively, and $2,372 and $2,285 for the six months then ended, respectively.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

6.
STOCKHOLDERS’ DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of June 30, 2012 and December 31, 2011, there are 4,095,000 issued and outstanding, respectively. In connection with the share exchange agreement (see Note 1), the Company redeemed and cancelled a total of 13,787,800 shares of its common stock, cancelling 12,782,900 in 2011 and 1,004,900 in 2010.

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

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for the three month period ended June 30, 2012 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Management believes an opportunity may avail itself as a result of being a reporting company with common stock quoted on the OTCBB.  Management believes there are savvy investors and/or businesses that understand the value of a public company and may be interested in the investment of capital, a merger or an acquisition. As a reporting company, our view of the Company value includes:  the ability to use the Company’s common stock to raise capital; the Company’s common stock quoted on the OTCBB; audited financials; shareholder liquidity; ability to obtain loans from lenders; and possibly increase growth opportunities through mergers and/or acquisitions.

Economic conditions may be somewhat unsettled and may cause uneasiness with prospective businesses and speculative investors. Management believes there is a viable market of prospects that are searching for a public company in which they could invest, merge or acquire. However, we cannot guarantee nor claim that the Company will be able to find a suitable opportunity.

RESULTS OF OPERATIONS

Revenue was $0 for the three and six months ended June 30, 2012 compared to $0 for the three and six months ended June 30, 2011.

Gross profit was $0 for the three and six months ended June 30, 2012 compared to $0 for the three and six months ended June 30, 2011.  There was no cost of revenues for the three and six months ended June 30, 2012 compared to no cost of revenues for the three and six months ended June 30, 2011.

Selling, general and administrative expenses were $20,203 and $39,011 for the three and six months ended June 30, 2012 compared to $16,355 and $37,981 for the three and six months ended June 30, 2011, an increase of $3,848 and $1,030, respectively, which increase was primarily due to higher professional fees related to maintaining the Company’s status as a public company.

Interest expense was $1,313 and $2,372 for the three and six months ended June 30, 2012 compared to $1,597 and $2,285 for the three and six months ended June 30, 2011.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0 for the six months ended June 30, 2012 primarily due to an increase in accounts payable and accrued expenses of $41,383 compared to net cash used by operating activities of $22,224 for the six months ended June 30, 2011, which was primarily due to a net loss of $40,266 offset by an increase in accounts payable and accrued expenses of $17,142.

There was no net cash provided by financing activities for the six months ended June 30, 2012 as compared to $22,156 for the six months ended June 30, 2011 which was primarily due to advances from Conqueror of $72,795 offset by repayment of stock of $49,729.

There was no cash provided by or used in investing activities for the six months ended June 30, 2012 and 2011.

As of June 30, 2012, we had working capital deficit of $218,619 and a total stockholders’ deficit of $218,619, compared to working capital deficit of $177,236 and a total stockholders’ deficit of $177,236 as of December 31, 2011.  On June 30, 2012, we had no cash and no assets, and total liabilities of $218,619 compared to no cash and no assets and total liabilities of $177,236 as of December 31, 2011.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2012, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2012.

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.
(Registrant)

Date : August 14, 2012	By:	/s/ Chu Zhanjun
Chu Zhanjun
Chief Executive Officer and Principal Financial Officer