Form 10-Q
period 2012-09-30
Life Nutrition Products, Inc
filed 2012-11-14
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of November 14, 2012 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

LIFE NUTRITION PRODUCTS, INC.

BALANCE SHEETS
SEPTEMER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
(Unaudited)
ASSETS

Current assets	$-	$-

Property and equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$68,088	$17,198
Note payable	160,038	160,038

Total current liabilities	228,126	177,236

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 4,095,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	410	410
Additional paid-in capital	427,939	427,939
Accumulated deficit	(656,475)	(605,585)

Total stockholders’ deficit	(228,126)	(177,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	For the Three Months Ended September 30 ,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	8,194	9,787	47,205	47,768

(Loss) from operations	(8,194)	(9,787)	(47,205)	(47,768)

Interest expense	1,313	2,046	3,685	4,331

Net (loss)	$(9,507)	$(11,833)	$(50,890)	$(52,099)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	4,095,000	4,095,000	4,095,000	4,095,000

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	-	$-	4,095,000	$410	$427,939	$(605,585)	$(177,236)

Net (loss)	-	-	-	-	-	(50,890)	(50,890)

Balance, September 30, 2012	-	$-	4,095,000	$410	$427,939	$(656,475)	$(228,126)

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net (loss)	$(50,890)	$(52,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	900
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	50,890	11,764

Net cash (used in) operating activities	-	(39,435)

Cash flows from financing activities:
Repayment of stock	-	(49,729)
Advance from Conqueror	-	90,006
Repayment of loan	-	(910)

Net cash provided by financing activities	-	39,367

Net change in cash	-	(68)
Cash, beginning	-	68

Cash, end	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

The tax effect of temporary differences, primarily net operating loss carry forwards, gave rise to the Company’s deferred tax asset in the accompanying September 30, 2012 and December 31, 2011 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

As of September 30, 2012, the Company has net operating loss carry forwards of approximately $656,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2032. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	September 30, 2012	December 31, 2011

Deferred tax asset	$265,000	$245,000
Less: valuation allowance	(265,000)	(245,000)

Net deferred tax asset	$-	$-

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2012	December 31, 2011	Estimated useful lives

Computer equipment	$4,324	$4,324	3 years
Website development	4,315	4,315	3 years
Less: accumulated depreciation	(8,639)	(8,639)

	$-	$-

5.	NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2012	December 31, 2011

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,270
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011, currently due on demand	49,730	49,730
Advances from Conqueror Group Limited no interest bearing and due on demand	55,038	55,038

	$160,038	$160,038

The Company has accrued $1,313 and $2,046 for interest for the three months ended September 30, 2012 and 2011, respectively, and $3,685 and $4,331 for the nine months then ended, respectively.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

6.	STOCKHOLDERS’ DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of September 30, 2012 and December 31, 2011, there are 4,095,000 issued and outstanding, respectively. In connection with the share exchange agreement (see Note 1), the Company redeemed and cancelled a total of 13,787,800 shares of its common stock, cancelling 12,782,900 in 2011 and 1,004,900 in 2010.

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

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for the three month period ended September 30, 2012 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

RESULTS OF OPERATIONS

Revenue was $0 for the three and nine months ended September 30, 2012 compared to $0 for the three and nine months ended September 30, 2011.

Gross profit was $0 for the three and nine months ended September 30, 2012 compared to $0 for the three and nine months ended September 30, 2011.  There was no cost of revenues for the three and nine months ended September 30, 2012 compared to no cost of revenues for the three and nine months ended September 30, 2011.

Selling, general and administrative expenses were $8,194 and $47,205 for the three and nine months ended September 30, 2012 compared to $9,787 and $47,768 for the three and nine months ended September 30, 2011, a decrease of $1,593 and $563, respectively, which decrease was primarily due to lower professional fees related to maintaining the Company’s status as a public company.

Interest expense was $1,313 and $3,685 for the three and nine months ended September 30, 2012 compared to $2,046 and $4,331 for the three and nine months ended September 30, 2011.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0 for the nine months ended September 30, 2012 primarily due to an increase in accounts payable and accrued expenses of $50,890 compared to net cash used by operating activities of $39,435 for the nine months ended September 30, 2011, which was primarily due to a net loss of $52,099 offset by an increase in accounts payable and accrued expenses of $11,764.

There was no net cash provided by financing activities for the nine months ended September 30, 2012 as compared to $39,367 for the nine months ended September 30, 2011 which was primarily due to advances from Conqueror of $90,006 offset by repayment of stock of $49,729.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, we had working capital deficit of $228,126 and a total stockholders’ deficit of $228,126, compared to working capital deficit of $177,236 and a total stockholders’ deficit of $177,236 as of December 31, 2011.  On September 30, 2012, we had no cash and no assets, and total liabilities of $228,126 compared to no cash and no assets and total liabilities of $177,236 as of December 31, 2011.

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

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2012, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

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

LIFE NUTRITION PRODUCTS, INC.
(Registrant)

Date : November 14, 2012	By:	/s/ Chu Zhanjun
Chu Zhanjun
Chief Executive Officer and Principal Financial Officer