Form 10-K
period 2012-12-31
Life Nutrition Products, Inc
filed 2013-03-04
CIK 1439237

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒ Yes    ☐    No

As of June 30, 2012 the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $0.00 based on the closing market price of the registrant's common stock of $0.00 on that day.

As of February 27, 2013 there were 4,095,000 shares of common stock outstanding with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents
Life Nutrition Products, Inc. (LNP, Inc.)

FORWARD LOOKING STATEMENT

This annual filing ending December 31, 2012 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate” and “continue” or similar words and are intended to identify forward looking statements.  You should read statements that contain these words carefully because they discuss our future expectations or may contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that the Company is not able to accurately predict or control. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this annual filing could have a material adverse effect on our business, operating results and financial condition.

Part I

Item 1. Business

The Company

References to “we,” “our,” “our company,” “us,” “the Company,” or “Life Nutrition” refer to Life Nutrition Products, Inc. and its consolidated subsidiaries. Our executive office is located at 20 Broad Street, 7th Floor, New York, New York 10005 and our phone number is (212) 797-7833.  We do not maintain a Website.

Recent Developments

On December 7, 2012, the Company entered into a Share Exchange Agreement (the “Agreement”) with ADGS Advisory Limited, a Hong Kong corporation (“ADGS”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation and the sole shareholder of ADGS (“ADGS Shareholder”).

Pursuant to the Agreement, at the closing of the transaction contemplated in the Agreement (the “Transaction”), the Company will acquire 100% of the issued and outstanding capital stock of ADGS from the ADGS Shareholder, making ADGS a wholly-owned subsidiary of the Company.  There was no prior relationship between the Company and any of its affiliates and the ADGS Shareholder and any of its affiliates.

The principal activities of ADGS are providing auditing, and corporate secretary and company restructuring consulting services.

In consideration for the purchase of the ADGS Shareholder’s interest in ADGS, the Company will issue to the ADGS Shareholder a total of 20,155,000 newly issued shares of the Company’s common stock.

The closing of the Transaction is conditioned upon, among other things, satisfactory due diligence investigations by the parties, the purchase by certain designees of ADGS of a total of 2,000,000 shares of the Company’s common stock from existing shareholders of the Company in unrelated transactions, the accuracy at closing of the representations made by the parties in the Agreement, the exchange of the Company’s notes payable for 750,000 shares of the Company’s common stock and the obtaining of necessary consents.  The closing is expected to occur on or before March 31, 2013.  If the closing of the Transaction does not occur on or before March 31, 2013, the Agreement may be cancelled by either party.  The Company is subject to a no-shop clause which expires on the later of 90 days after signing, the closing or the termination of the Agreement.

Company Overview

Life Nutrition Products, Inc. was previously a dietary supplement company specializing in the development, marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life3® Appetite Control and Trim For Life3® Energy Formula.

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

Employees

Our Board of Directors consists of Chu Zhanjun and Li Gang, and Chu Zhanjun serves as our President, Chief Executive Officer and Principal Financial Officer.  Neither Mr. Chu nor Mr. Li is compensated for their service to the Company.

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

Presented below is the high and low bid information for fiscal year ending December 31, 2012. The information was obtained from www. https://www.otcbb.com.

	High	Low
Year Ended December 31, 2011
Quarter Ending March 31	$0.00	$0.00
Quarter Ending June 30	$0.00	$0.00
Quarter Ending September 30	$0.00	$0.00
Quarter Ending December 31	$0.00	$0.00

Year Ended December 31, 2012
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

Common Stock

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2012, there were 4,095,000 shares common stock issued and outstanding and 36 shareholders of record.

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

On January 5, 2013, the Company entered into an agreement with Conqueror Group Limited (“Conqueror”) pursuant to which Conqueror agreed to assign to the Company notes payable and accrued but unpaid interest thereon in the aggregate amount of $169,779, as payment for the issuance of 750,000 shares of the Company’s common stock.  Conqueror is a Hong Kong corporation and is considered a non-U.S. person under Regulation S.  The issuance of the shares to Conqueror was exempt under Regulation S as an offshore transaction with a non-U.S. person (as such term is defined in Rule 902 of Regulation S).

Issuer Purchases of Equity Securities

None

Item. 6. Selected Financial Data

As a "Smaller Reporting Company," we are not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Practices

This Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report ending December 31, 2012 and 2011 on Form 10-K should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. ("GAAP").

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

On December 7, 2012, the Company entered into a Share Exchange Agreement (the “Agreement”) with ADGS Advisory Limited, a Hong Kong corporation (“ADGS”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation and the sole shareholder of ADGS (“ADGS Shareholder”).

Pursuant to the Agreement, at the closing of the transaction contemplated in the Agreement (the “Transaction”), the Company will acquire 100% of the issued and outstanding capital stock of ADGS from the ADGS Shareholder, making ADGS a wholly-owned subsidiary of the Company.  There was no prior relationship between the Company and any of its affiliates and the ADGS Shareholder and any of its affiliates.

The principal activities of ADGS are providing auditing, and corporate secretary and company restructuring consulting services.

In consideration for the purchase of the ADGS Shareholder’s interest in ADGS, the Company will issue to the ADGS Shareholder a total of 20,155,000 newly issued shares of the Company’s common stock.

The closing of the Transaction is conditioned upon, among other things, satisfactory due diligence investigations by the parties, the purchase by certain designees of ADGS of a total of 2,000,000 shares of the Company’s common stock from existing shareholders of the Company in unrelated transactions, the accuracy at closing of the representations made by the parties in the Agreement, the exchange of the Company’s notes payable for 750,000 shares of the Company’s common stock and the obtaining of necessary consents.  The closing is expected to occur on or before March 31, 2013.  If the closing of the Transaction does not occur on or before March 31, 2013, the Agreement may be cancelled by either party.  The Company is subject to a no-shop clause which expires on the later of 90 days after signing, the closing or the termination of the Agreement.

Our current operating costs are minimal due to limited business activities, but we do incur an expense in ongoing legal and professional services to meet our SEC obligations as a publicly held company.  We expect our operating costs to increase as a result of the Transaction.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenue: Revenue was $0 for the year December 31, 2012 compared to $0 for the year ended December 31, 2011.

Gross Profit: Gross profit was $0 for the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $60,340 for the year ended December 31, 2012 compared to $65,055 for the year ended December 31, 2011, a decrease of $4,715 due to decreased professional fees.

Interest expense:  Interest expense was $4,997 for the year ended December 31, 2012 compared to $4,670 for the year ended December 31, 2011.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resource

Net cash used in operating activities was $0 for the year ended December 31, 2012, compared to $54,466 used for the year ended December 31, 2011. This decrease in cash used was the result of paying its already incurred obligations from raising additional capital in the form of debt.

The Company's net cash provided by financing activities was $0for the year ended December 31, 2012 compared to net cash provided by financing activities of $54,398 for the year ended December 31, 2011. The decrease was due to advances to the Company from Conqueror Group Limited which did not occur in 2012.

As of December 31, 2012, the Company had $0 in cash. It is meeting its working capital needs by relying upon the Company raising additional capital in the form of equity or debt.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

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

We have audited the accompanying balance sheets of Life Nutrition Products, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Nutrition Products, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2012 and 2011 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses and experiences a deficiency of cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Wei, Wei, Wei & Co., LLP

New York, New York
February 14, 2013

LIFE NUTRITION PRODUCTS, INC.

BALANCE SHEETS

	December 31,
ASSETS	2012	2011

Property and equipment, net	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$82,535	$17,198
Note payable	160,038	160,038

Total current liabilities	242,573	177,236

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 4,095,000 shares issued and outstanding	410	410
Additional paid-in capital	427,939	427,939
Accumulated deficit	(670,922)	(605,585)

Total stockholders’ deficit	(242,573)	(177,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011

Revenue	$-	$-

Operating expenses:
Selling, general and administrative	60,340	65,055

(Loss) from operations	(60,340)	(65,055)

Interest expense	4,997	4,670

Net (loss)	$(65,337)	$(69,725)

(Loss) per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	$8,647,814	$8,647,814

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred	Preferred	Common	Common	Additional
	Stock	Stock	Stock	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2011	-	-	16,877,900	$1,688	$460,533	$(535,860)	$(73,639)
Shareholder forgiveness of debt	-	-	-	-	15,858	-	15,858
Stock cancellation	-	-	(12,782,900)	(1,278)	(48,452)	-	(49,730)
Net (loss)	-	-	-	-	-	(69,725)	(69,725)

Balance, December 31, 2011	-	$-	4,095,000	410	427,939	(605,585)	(177,236)
Net (loss)	-	-	-	-	-	(65,337)	(65,337)

Balance, December 31, 2012	-	$-	4,095,000	$410	$427,939	$(670,922)	$(242,573)

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net (loss)	$(65,337)	$(69,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	900
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	65,337	14,359

Net cash (used in) operating activities	-	(54,466)

Cash flows from financing activities:
Stock cancellation	-	(49,730)
Proceeds from issuance of promissory note	-	105,038
Repayment of loan	-	(910)

Net cash provided by financing activities	-	54,398

Net change in cash	-	(68)
Cash, beginning of year	-	68

Cash, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.
GENERAL

Organization and Business Nature

Life Nutrition Products, Inc. was originally organized as a New Jersey limited liability company in February 2005 under the name Life Nutrition Products, LLC (“LNP”). On September 24, 2007, Life Nutrition Products, Inc. (the “Company”) a Delaware Corporation was formed and merged with LNP. Under the terms of the merger 10 million shares of common stock were issued to the LNP Members to acquire all of LNP’s membership interests. After the merger, 10 million shares of common stock were outstanding, all of which were owned by LNP’s two founders, Michael M. Salerno, President and Richard G. Birn, Vice President.

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

On September 7, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Conqueror Group Limited, a Hong Kong corporation (“Conqueror”) and Acumen Charm Ltd., a British Virgin Islands corporation (the “Conqueror Shareholder”). Pursuant to the Share Exchange Agreement, at the closing of the transaction contemplated in the Agreement (the “Transaction”), the Company will acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company.

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
DECEMBER 31, 2012 AND 2011

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

On December 7, 2012, the Company entered into a new share exchange agreement with ADGS Advisory Limited, a Hong Kong corporation (“ADGS”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation and the sole shareholder of ADGS (“ADGS Shareholder”), pursuant to which the Company will acquire 100% of the issued and outstanding shares of the capital stock of ADGS from the shareholders of ADGS in exchange for the issuance of an aggregate of 20,155,000 shares of the common stock of the Company (the “Share Exchange Agreement 2”).

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.
GENERAL (continued)

Organization and Business Nature (continued)

The closing of this share exchange is conditioned upon, among other things, satisfactory due diligence investigations by the parties, the purchase by certain designees of ADGS of a total of 2,000,000 shares of the Company’s common stock from existing shareholders of the Company in unrelated transactions, the accuracy at closing of the representations made by the parties, the exchange of the Company’s notes payable for 750,000 shares of the Company’s common stock and the obtaining of necessary consents. The closing is expected to occur on or before March 31, 2013. If the closing of this share exchange does not occur on or before March 31, 2013, the Share Exchange Agreement 2 may be cancelled by either party. The Company is subject to a no-shop clause which expires on the later of 90 days after signing, the closing or the termination of the Share Exchange Agreement 2.

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with generally accepted accounting standards. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. Federal, state and local income tax returns for the years prior to 2009 are no longer subject to examination by tax authorities. The Company did not have any uncertain tax positions.

The tax effect of temporary differences, primarily net operating loss carry forwards, gave rise to the Company’s deferred tax asset in the accompanying December 31, 2012 and 2011 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $670,000 that can be utilized to offset future taxable income for Federal income tax purposes expiring in various years through 2030. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2012	2011

Deferred tax asset	$271,789	$245,000
Less: valuation allowance	(271,789)	(245,000)

Net deferred tax asset	$-	$-

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

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

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

As of December 31, 2012 and 2011, none of the assets and liabilities was required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including accounts payable and accrued expenses, approximate fair values due to the short term nature of these financial instruments.  There are no changes in methods or assumptions during the years ended December 31, 2012 and 2011.

3.
RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

3.
RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update, effective for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years, defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

4.	PROPERTY AND EQUIPMENT At December 31, property and equipment consists of the following:

	2012	2011	Estimated Useful Lives

Computer equipment	$4,324	$4,324	3 years
Website development	4,315	4,315	3 years
Less: accumulated depreciation and amortization	(8,639)	(8,639)

	$-	$-

5.	NOTES PAYABLE At December 31, notes payable consist of the following:

	2012	2011

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,270
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011, currently due on demand	49,730	49,730
Advances from Conqueror Group Limited non-interest bearing and due on demand	55,038	55,038

	$160,038	$160,038

The Company has accrued $9,667 and $4,670 for interest as of December 31, 2012 and 2011, respectively.

LIFE NUTRITION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

6.
STOCKHOLDERS’ DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2012 there are 4,095,000 issued and outstanding. In connection with the share exchange agreement (see Note 1), the Company redeemed and cancelled a total of 13,787,800 shares of its common stock, cancelling 12,782,900 in 2011 and 1,004,900 in 2010, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the " Exchange Act"), including this report for the fiscal year ended December 31, 2012, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

As of December 31, 2012, the Company's management, including the Company's Chief Executive Officer ("CEO"), and Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO, CFO, and executive management have concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

As of December 31, 2012, Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers:

Name	Age	Title

Chu Zhanjun	42	Chief Executive Officer, President, Chief Financial Officer, Director
Li Gang	34	Director

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

None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings as defined by item 401 of Regulation S-K in the past five years.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than ten  percent (10%) of our common stock to report their ownership of common stock and any changes in that ownership to the SEC. The SEC has established specific due dates for these reports, and we are required to report in this document any failure to file by these dates.  We believe that all report transactions, if any, have been reported or included in the appropriate filings submitted to the SEC, except that Mr. Chu Zhanjun, an officer and director, has not filed a Form 3, and Mr. Li Gang, a director, has not filed a Form 3.  Our former CEO and director, Mr. Michael Salerno, who served as our officer and director until May 2011, did not file a Form 3.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2012, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 20 Broad Street, 7th Floor, New York, New York 10005.  Information with respect to the percent of class is based on outstanding shares of common stock as of February 27, 2013. Except as otherwise indicated and pursuant to applicable community property laws, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

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
_______
(1)   Based on an aggregate of 4,095,000 common shares outstanding as of February 27, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Company has not had any transactions with related persons in the course of the last reported fiscal year involving any amounts exceeding $120,000 or is in the process of proposing any such transaction(s).

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The Following table shows information as related to audit and non-audit fees for professional services rendered by Wei Wei & Co. LLP, the principal accounting firm for the fiscal years ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Type of Fee
Audit Fees(1)	$9,800	$6, 000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,800	$6,000
__________
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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1 *	Share Exchange Agreement whereby Life Nutrition Products, Inc. merged with and into Life Nutrition Products, LLC on or about September 24, 2007
3.1*	Certificate of Incorporation
3.2*	By-laws
4.1*	Specimen Common Stock Certificate
4.2*	Form of Subscription Agreement between Life Nutrition Products, Inc. and each prospective purchaser who is a signatory thereto subscribing for Units in the December 2007 Private Placement.
10.1**	Share Exchange Agreement dated as of September 7, 2010 by and among Life Nutrition Products, Inc., Conqueror Group Limited and Acumen Charm Ltd.
10.2***	Share Exchange Agreement dated as of December 7, 2012 by and among Life Nutrition Products, Inc., ADGS Advisory Limited and ADGS Advisory (Holding) Limited
14*	Code of Conduct
31	Certification of Principal Executive Officer and Principal Financial Officer Sec. 302
32	Certification of Chief Executive Officer and Chief Financial Officer Sec. 906
101.INS****	XBRL Instance Document
101.SCH****	XBRL Schema Document
101.CAL****	XBRL Calculation Linkbase Document
101.DEF****	XBRL Definition Linkbase Document
101.LAB****	XBRL Label Linkbase Document
101.PRE****	XBRL Presentation Linkbase Document

All exhibits are filed herewith except as noted below.
__________
*	Filed as an Exhibit to the Registration Statement on Form S-1 filed on July 21, 2008 (SEC File No. 333-152432) and incorporated herein by reference.
**	Filed with Form 8-K dated September 7, 2010 and filed on September 8, 2010 and incorporated herein by reference.
***	Filed with Form 8-K dated December 7, 2012 and filed on December 13, 2012 and incorporated herein by reference.
****
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 4, 2013 by the undersigned thereunto duly authorized.

LIFE NUTRITION PRODUCTS, INC.

By:	/s/ Chu Zhanjun
Chu Zhanjun,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Zhanjun	Chief Executive Officer, President, Chief Financial Officer and Director	March 4, 2013
Chu Zhanjun	(Principal Executive Officer, and Principal Financial and Accounting Officer)

/s/ Li Gang	Director	March 4, 2013
Li Gang