Form 10-Q
period 2013-05-31
ADGS Advisory, Inc.
filed 2013-07-23
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-34274

ADGS ADVISORY, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	42-1743717
(State or other jurisdiction of incorporation or Identification No.)	(I.R.S. Employer organization)

Units 2611-13A, 26/F 113 Argyle Street, Mongkok Kowloon, Hong Kong, SAR	N/A
(Address of principal executive offices)	(Zip Code)

(852) 2374-0002
(Registrant’s Telephone Number, Including Area Code)

Life Nutrition Products, Inc., former fiscal year: December 31
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.0001 par value per share; 25,000,000 outstanding as of July 22, 2013.

ADGS ADVISORY, INC.
(formerly Life Nutrition Products, Inc.)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ADGS ADVISORY, INC.
(formerlyLife Nutrition Products, Inc.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

ADGS ADVISORY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	May 31, 2013	August 31, 2012
	(Unaudited)	(A)
Assets
Current assets
Cash	$78,459	$129,001
Restricted cash	128,546	-
Accounts receivable	373,167	-
Prepaid expenses	63,692	18,518
Related party receivables	2,427,629	241,036
Total current assets	3,071,493	388,555

Non-current assets
Utility and other deposits	35,587	36,299
Property and equipment, net	198,935	93,350
Intangible assets	839,843	974,359
Equity-method investment	371,558	379,693
Total non-current assets	1,445,923	1,483,701

Total assets	$4,517,416	$1,872,256

Liabilities and stockholders' deficit
Current liabilities
Bank overdrafts and loans - current portion	$1,444,997	$919,392
Assets held under capital lease	5,747	9,615
Accrued liabilities	156,346	25,937
Income tax payable	82,010	-
Temporary receipts	186,380	-
Total current liabilities	1,875,480	954,944

Non-current liabilities
Bank loans - net of current portion	2,786,210	1,605,593
Assets held under capital lease, net of current portion	111,416	4,984
Total non-current liabilities	2,897,626	1,610,577

Total liabilities	4,773,106	2,565,521

Commitments and contingencies Stockholders' deficit
Common stock,
Common stock, 25,000,000 shares authorized with US$0.0001 par value;
25,000,000 and 25,000,000 shares issued,
25,000,000 and 25,000,000 shares outstanding as of
May 31, 2013 and August 31, 2012, respectively	2,500	2,500
Additional paid-in capital	(2,500)	(2,500)
Accumulated deficit	(124,947)	(579,757)
Accumulated other comprehensive (loss)/income	(183)	31
Total Almonds Kisses stockholders' deficit	(125,130)	(579,726)

Non-controlling interest	(130,560)	(113,539)

Total liabilities and stockholders' deficit	$4,517,416	$1,872,256

(A)  Represents the consolidated Balance Sheets of Almond Kisses Limited and subsidiaries (the "Accounting Acquirer") (See note 1)

See notes to condensed consolidated financial statements (Unaudited)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2013	2012	2013	2012
		(A)		(A)
Revenue	$889,591	$510,758	$2,795,225	$938,578

Less: Operating expenses:
Direct cost of revenue	(546,615)	(372,400)	(1,513,654)	(659,468)
General and administrative expenses	(178,974)	(105,674)	(665,329)	(382,905)
Total operating expenses	(725,589)	(478,074)	(2,178,983)	(1,042,373)

Operating income/(loss)	164,002	32,684	616,242	(103,795)

Other income:
Bank interest received	320	-	320	-
Other income	2,259	146	2,259	146

Other expense:
Interest expenses	(36,247)	(36,898)	(99,022)	(41,724)

Income/(loss) before income taxes	130,334	(4,068)	519,799	(145,373)

Less: Income tax expense	(39,022)	-	(82,010)	-

Net income/(loss) before allocation of non-controlling interest	$91,312	$(4,068)	$437,789	$(145,373)

Net loss attributable to non-controlling interest	5,676	7,554	17,021	16,587

Net income/(loss) attributable to common stockholders	$96,988	$3,486	$454,810	$(128,786)

Earnings/(loss) per share
- Basic and diluted	$0.0038	$0.0001	$0.0182	$(0.0052)

Weighted average common shares outstanding
- Basic and diluted	25,000,000	25,000,000	25,000,000	25,000,000

(A)  Represents the consolidated Statement of Income of Almond Kisses Limited and subsidiaries (the "Accounting Acquirer") (See note 1)

See notes to condensed consolidated financial statements (Unaudited)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
( IN US DOLLARS)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012
		(A)		(A)
Net income/(loss)	$91,312	$(4,068)	$437,789	$(145,373)

Other comprehensive expense
Foreign currency translation adjustment	(99)	-	(219)	-

Comprehensive income/(loss)	91,213	(4,068)	437,570	(145,373)

Add: Comprehensive loss attributable to non-controlling interests	5,676	7,554	17,021	16,587

Comprehensive income/(loss) attributable to ADGS Advisory Inc.	$96,889	$3,486	$454,591	$(128,786)

(A)  Represents the consolidated Statement of Income of Almond Kisses Limited and subsidiaries (the "Accounting Acquirer") (See note 1)

See notes to condensed consolidated financial statements (Unaudited)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
(IN US DOLLARS)

	Common Stock, with US$0.0001 Par Value			Accumulated Other
	Number of		Additional	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Paid-in capital	(loss)/income	Losses	Interest	Deficit

Balance as of August 31, 2012 (A)	25,000,000	$2,500	$(2,500)	$31	$(579,757)	$(113,539)	$(693,265)
Net income	-	-	-	-	454,810	(17,021)	437,789
Foreign translation loss	-	-	-	(214)	-	-	(214)
Balance as of May 31, 2013	25,000,000	$2,500	$(2,500)	$(183)	$(124,947)	$(130,560)	$(255,690)

(A)  Represents the consolidated Statement of change on stockholder’s equity of Almond Kisses Limited (the "Accounting Acquirer") (See note 1)

See notes to condensed consolidated financial statements (Unaudited)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For the Nine Months Ended May 31,
	2013	2012
		(A)
Cash flows from operating activities:
Net income/(loss)	$454,591	$(128,786)
Add: Net loss attributable to non-controlling interest	(17,021)	(16,587)
Net income/(loss) attributable to the stockholders	437,570	(145,373)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	27,791	2,174
Amortization of intangible assets	134,626	134,626
Net loss in equity-method investment	8,137	8,137

Changes in assets and liabilities:
Account receivable	(373,137)	-
Utility and other deposits	718	(2,767)
Prepaid expenses	(45,167)	-
Accrued liabilities	130,395	17,249
Temporary receipts	186,366	141
Income tax payable	82,008	-
Net cash provided by operating activities	589,307	14,187

Cash flows from investing activities:
Acquisition of property and equipment	(133,368)	(28,671)
Net cash used in investing activities	(133,368)	(28,671)

Cash flows from financing activities:
Increase in related party receivables	(2,186,409)	(1,937,228)
Bank overdraft	620,761	-
Restricted cash	(128,546)
Repayment of bank loans	(138,232)	(13,176)
Proceeds from bank loans	1,223,187	2,081,062
Proceeds from capital lease	125,250	28,036
Repayment of capital lease	(22,696)	(11,105)
Net cash (used in)/provided by financing activities	(506,685)	147,589
Net (decrease)/increase in cash	50,746)	133,105
Effect on change of exchange rates on cash	204	(4)
Cash as of Beginning of period	129,001	10,907
Cash as of End of period	$78,459	$144,008

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Bank loan interest paid	$26,685	$36,672
Capital lease interest	$1,113	$226
Income tax paid	$-	$-

(A) Represents the consolidated Statements of Cash Flows of Almond Kisses Limited and its subsidiaries (the "Accounting Acquirer")(See note 1)

See notes to condensed consolidated financial statements (unaudited)

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1.	Description of business and organization

Nature of operations

ADGS Advisory Inc. (“the Company”) was incorporated in the State of Delaware in September 2007 under the name Life Nutrition Products, Inc.  Pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, the Company changed its corporate name from “Life Nutrition Products, Inc.” to “ADGS Advisory, Inc.”.

On December 7, 2012, the Company entered into a share exchange agreement (the “Original Exchange Agreement”) with ADGS Advisory Limited, a Hong Kong corporation (“ADGS”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation (“ADGS Holding”).  Pursuant to the Original Exchange Agreement, at the closing of the transaction contemplated thereunder (the “ADGS Transaction”), the Company agreed to acquire 100% of the issued and outstanding capital stock of ADGS, making ADGS a wholly-owned subsidiary of the Company.  On March 28, 2013, the Company entered into an amendment (the “Amendment”) to the Original Exchange Agreement (the Original Exchange Agreement, as amended is referred to herein as the “Exchange Agreement”) pursuant to which the Company agreed to acquire all of the outstanding shares of Almonds Kisses Limited (BVI), a British Virgin Islands company (“Almonds Kisses BVI”), from the eight shareholders of Almonds Kisses BVI (the “Shareholders”), instead of the shares of ADGS, on the same terms and conditions set forth in the Exchange Agreement.   Almonds Kisses BVI is the owner of 100% of the issued and outstanding capital stock of ADGS.  The Original Exchange Agreement incorrectly indicated that such owner was ADGS Holdings which error was corrected in the Amendment.

On April 12, 2013, the ADGS Transaction closed whereby the Company acquired all of the issued and outstanding capital stock of Almonds Kisses BVI pursuant to the Exchange Agreement in exchange for an aggregate of 20,155,000 newly issued shares of the Company’s common stock which were issued to the eight former shareholders of Almonds Kisses BVI.  As a result, on April 12, 2013, Almonds Kisses BVI became the Company’s wholly-owned subsidiary and the former shareholders of Almonds Kisses BVI became the Company’s controlling shareholders, and Almond Kisses BVI in turn owns all of the issued and outstanding capital stock of ADGS. Almond Kisses (BVI) also owns all of the issued and outstanding capital stock of Vantage Advisory Limited, a Hong Kong corporation. ADGS owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company, and ADGS Tax owns a 30% interest in Dynamic Golden Limited which is also a Hong Kong incorporated company.

ADGS Advisory Inc. is a holding company and, through its subsidiaries and group company.  As a result of share exchange, it now engages in providing accounting, taxation, company secretarial and consultancy services. The Company together with its subsidiaries and its equity-method investment, are collectively referred to as the “Group”. The Share Exchange was accounted for as a "reverse merger", since the former stockholders of Almond Kisses own a majority of the outstanding shares of the Company's capital stock immediately following the Share Exchange.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1.	Description of business and organization (…/Cont’d)

Reorganization

Almond Kisses was incorporated on March 1, 2011 as a limited liability company in British Virgin Island. ADGS Advisory Limited (“ADGS) and its subsidiary and equity-method investment, were limited companies incorporated in Hong Kong had been wholly owned by the same group of shareholders until being acquired by Almonds Kisses pursuant to a reorganization (“Reorganization”) to prepare for the listing of the Company’s shares on a stock exchange.  ADGS Tax Advisory Limited (“ADGS Tax”) provided the same type of services prior to the establishment of ADGS.  ADGS Tax became a dormant holding company after ADGS incorporated.

Details of the Company’s subsidiary and equity-method investment which are included in these consolidated financial statements are as follows:

Subsidiary’s name	Place and date of incorporation	Percentage of ownership by the Company	Principal activities

Almond Kisses Limited “Almond Kisses”	British Virgin Island March 1, 2011	100%	Holding company

ADGS Advisory Limited “ADGS”	Hong Kong, People's Republic of China (“PRC”) April 28, 2011	100%	Engage in providing accounting, taxation, company secretarial, and consultancy services.

ADGS Tax Advisory Limited “ADGS Tax”	Hong Kong, PRC March 17, 2003	80% (through ADGS)	Holding company

Dynamic Golden Limited “Dynamic”	Hong Kong, PRC April 16, 2004	30% (through ADGS Tax)	Property holding company

Vantage Advisory Limited “Vantage”	Hong Kong, PRC March 6, 2008	100%	Engage in providing accounting, taxation, company secretarial, and consultancy services.

The Company also operates branches in Shenzhen, PRC and Bangkok, Thailand, The branches are set up to attract potential clients to go to Hong Kong and establish companies. A full range of services could be provided to these clients.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. The results of operation for the three months and nine months ended May 31, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The preparation of the condensed consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables, realizable values for inventories. Actual results could differ from those estimates.

The condensed consolidated financial statements include all accounts of the Company and its subsidiary as disclosed in note 1.  All material inter-company balances and transactions have been eliminated.

As both the Company and its subsidiaries, ADGS and ADGS Tax are under common control, the financial statements of the Company have been presented as if the receipt of assets and liabilities of the subsidiaries at their net carrying amount been entered into as of March 1, 2011 in accordance with ASC 805-50-15-6. Accordingly, financial information related to periods prior to the assets and liabilities are that of the Company’s operating subsidiaries.

Going concern

The accompanying unaudited condensed consolidated financial statements are presented on a going concern basis.  At May 31, 2013, the Company had a working capital surplus of $1,196,008 and net liabilities of $255,695.  The Company generated a net profit of $96,988 during the three-month period ended May 31, 2013 (a net profit of $3,486 for the three-month period ended May 31, 2012); a net profit of $454,810 during the nine-month period ended May 31, 2013 (a net loss of $128,786 for the nine-month period ended May 31, 2012).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to continue its efforts to raise funds through debt or equity in the near future to sustain its operations.

.
ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Foreign currency translation

The Group uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiary within the Company maintain its books and records in their respective functional currency, Hong Kong dollars (“HK$”), being the lawful currency in Hong Kong, respectively. Assets and liabilities of the subsidiary are translated from H.K. Dollars into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income included in the stockholders’ equity section of the balance sheets. The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	May 31, 2013	August 31, 2012
	(Unaudited)

Balance sheet items, except for equity accounts	HK$7.7987=$1	HK$7.800=$1

	For the Nine Months Ended May 31,
	2013	2012
	(Unaudited)
Items in statements of income and cash flows	HK$7.7993=$1	HK$7.7994=$1

	For the Three Months Ended May 31,
	2013	2012
	(Unaudited)
Items in statements of income and cash flows	HK$7.7991=$1	HK$7.7997=$1

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided and the collection of the revenue is probable, the price is fixed or determinable and collectability is reasonably assured.  The Group generates its revenues from providing professional services under fixed-fee billing arrangements.

In fixed-fee billing arrangements, the Group agrees to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Direct cost of revenue

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue generating activities and direct expenses billable to clients.  Direct cost of revenues does not include an allocation of overhead costs.

Cash

Cash represents cash in banks and cash on hand.

The Group considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Substantially all of the cash deposits of the Group are held with financial institutions located in the Hong Kong, PRC. Management believes these financial institutions are of high credit quality. The group held no cash equivalents at August 31, 2012 or May 31, 2013.  Restricted cash is the deposit pledged to the banks for additional banking facilities.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and discounts. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. Management determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  The Group has historically been able to collect all of its receivable balances.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure to its customers.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets after taking into account their respective estimated residual value.

The estimated useful lives of the assets are as follows:

Estimated Life
Leasehold improvement	5 years
Furniture and fixtures	5 years
Office equipment	5 years
Motor vehicles	5 years

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Equity-method investment

Affiliated companies, in which the Company has significant influence, but not control, are accounted for equity-method investment. Equity-method investment adjustments include the Company’s proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, adjustments to recognize certain differences between the Company’s carrying value and the Company’s equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method. Gain or losses are realized when such investments are sold.

Non-controlling interest

Non-controlling interests represents the 20% interest in ADGS TAX not owned by Almonds Kisses.

Purchased intangible assets and goodwill

The Group assesses the useful lives and possible impairment of existing recognized intangible assets when an event occurs that may trigger such a review.  Factors considered important which could trigger a review include:

- significant underperformance relative to historical or projected future operating results;
- significant changes in the manner of use of the acquired assets or the strategy for our overall business;
- identification of other impaired assets within a reporting unit;
- disposition of a significant portion of an operating segment;
- significant negative industry or economic trends;

The intangible assets are amortized using the straight line method over a period of 10 years.

Assets under capital lease

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease.  The interest element of the finance cost is charged to the statement of comprehensive income over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period. Depreciation expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Comprehensive income

Comprehensive income includes net income and also considers the effect of other changes to stockholders' equity that are not included in the determination of net income, but rather are reported as a separate component of stockholders' equity.  The Group reports foreign currency translation adjustments and unrealized gains and losses on investments (those which are considered temporary) as components of comprehensive income.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Earnings per share

Basic earnings per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the fiscal years. Diluted earnings per share is computed on the basis of the weighted-average number of shares of the common stock plus any effect of dilutive potential common shares outstanding during the period using the if-converted method.

Income taxes

The Group accounts for income taxes under FASB ASC Topic 740 "Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Group records uncertain tax positions when it is more likely than not that the tax positions will not be sustained.

The Group recognizes interest and penalty related to income tax matters as income tax expense. As of May 31, 2013 and 2012, there was no penalty or interest recognized as income tax expenses.

Employee benefits

i)
Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Group.  Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)
Contributions to appropriate local contribution retirement schemes pursuant to the relevant labor rules and regulations in Hong Kong which are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided.  The Group incurred $3,290 and $2,174 for the three months period ended May 31, 2013 and 2012; $18,295 and $11,021 for the nine months period ended May 31, 2013 and 2012 respectively.

Temporary receipts

Temporary receipts are the balances realized by the Group in the position as appointed liquidator from the companies which are in the process of liquidation and are temporarily kept with the Group.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Fair value measurements

FASB ASC Topic 820, “Fair Value Measurement and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date.  In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability.  These inputs are further defined as observable and unobservable inputs.  Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Group.  Unobservable inputs reflect the Group’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Group has the ability to access.  Valuation adjustments and block discounts are not being applied.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Group’s financial instruments consist principally of cash, accounts receivable, accounts payable, bank loans and accrued liabilities. None of which are held for trading purposes. Pursuant to ASC 820, the fair value of the Group's cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Group believes that the carrying amounts of all of the Group's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3.	ACQUISITION OF BUSINESS

In January 2013, the Group acquired 100% shareholding of Vantage Advisory Limited, a Hong Kong incorporated limited company, for purchase consideration of about US$641(HK$5,000). Vantage Advisory Limited is one of the nine firms in Hong Kong which has appointed as Joint and Several Provisional Liquidators under Panel “T” by Official Receiver’s Officer under the Government of Hong Kong Special Administrative Region. The value of Vantage Advisory Limited as at January 4, 2013 was $641 and was allocated as follows:

Total asset acquired	$2,493
Total liabilities assumed	(1,852)
Net assets acquired	$641

The directors assessed that the differences between fair values and carrying amounts of assets and liabilities are insignificant. No goodwill arose in the acquisition of Vantage Advisory Limited.

The business acquired did not make any significant contribution to the revenue or profit of the Group for the period between the acquisition date/ beginning period date and the balance sheet date.

4.	CASH

Cash represents cash in bank and cash on hand. Cash as of May 31, 2013 and August 31, 2012 consists of the following:

	May 31, 2013	August 31, 2012
	(Unaudited)

Bank balances and cash	$78,459	$129,001

All cash was kept in Hong Kong, PRC.  In Hong Kong, there is currently no rule or regulations mandating on obligatory insurance of bank account.  Management believes these financial institutions are of high credit quality.

5.	RELATED PARTY RECEIVABLES

Related party receivables are unsecured, non-interest bearing and without fixed repayment terms.  These were the advances representing the amounts withdrawn by the Company to the stockholders after the bank loans to the Company have been granted.  These bank loans were secured by the stockholders’ properties.  The Company had plans to re-arrange the financing with the banks.  Stockholders would repay the outstanding back to the Company and the Company would settle the bank loans.  Stockholders would arrange their own financing directly with the banks.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	May 31, 2013	August 31, 2012
	(Unaudited)

Leasehold improvement	$85,303	$78,251
Furniture and fixtures	5,626	4,560
Office equipment	6,730	6,730
Motor vehicles	153,292	28,034
	250,951	117,575
Less: Accumulated depreciation	(52,016)	(24,225)
	$198,935	$93,350

Depreciation expense for the three months ended May 31, 2013 and 2012 amounted to $12,548 and $1,665; for the nine months ended May 31, 2013 and 2012, depreciation expense amounted to $27,791 and $2,174 respectively.

Included in the caption "motor vehicles" in the table above are vehicles under capital leases  with net carrying amounts of $134,544 at May 31, 2013 and $22,427 at August 31, 2012. Depreciation charge these vehicles were $7,664 and $1,402 and 2012; $13,141 and $1,402 for the three- months ended and nine-months ended May 31, 2013 and 2012 respectively.

7.	ASSETS HELD UNDER CAPITAL LEASES

The Group leases a motor vehicle that is classified as capital lease. The cost of the motor vehicle under capital leases is included in the Balance Sheets as property and equipment and was $153,292 at May 31, 2013. Amortization of assets under capital leases is included in depreciation expense.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of May 31, 2013, are as follows:

Amount
Year ending August 31,
2013 (Three months)	$6,796
2014	27,183
2015	27,183
2016	27,183
2017	27,183
Thereafter	10,691
Total minimum lease payment	126,219
Less: Imputed interest	(9,056)
Present value of net minimum lease payments	117,163
Less: Current maturities of capital leases obligations	(5,747)
Long-term capital leases obligations	$111,416

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

8.	INTANGIBLE ASSET

Intangible assets consist of customer lists purchased from three unrelated parties pursuant to the agreements dated June 21, 2005 and April 28, 2011.

The intangible assets are amortized using the straight line method over a period of 10 years. Amortization expenses for the three months ended May 31, 2013 and 2012 are $44,876 and $44,874; for the nine months ended May 31, 2013 and 2012 are $134,626 and $134,626 respectively.

9.	INCOME TAXES

The entities within the Group file separate tax returns in the respective tax jurisdictions that they operate.

The Company is domiciled in the State of Delaware, U.S.A., the law of which no provision for U.S.A. profits tax has been made for the nine months ended May 31, 2012 as it was suffering losses

The Company’s subsidiary, Almond Kisses is domiciled in the British Virgin Islands, the law of which does not require the company to pay any income taxes or other taxes based on income, business activity or assets.

The Company's subsidiary, ADGS is domiciled in Hong Kong and subject to statutory profits tax of 16.5% if it incurred revenue and profits in Hong Kong.

For the Company’s subsidiary, ADGS Advisory Limited, provision for Hong Kong profits tax has been made for the nine months ended May 31, 2013 amounted to $81,850 and no provision for Hong Kong profits tax has been made as the subsidiary suffered tax losses for the nine months ended May 31, 2012.

For the Company’s subsidiary, ADGS Tax Advisory Limited, no provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the nine months ended May 31, 2013 and 2012.

For the Company’s subsidiary, Vantage Advisory Limited, provision for Hong Kong profits tax has been made for the nine months ended May 31, 2013 and 2012 amounted to $165 and $Nil respectively.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

9.	INCOME TAXES EXPENSES (…/Cont’d)

The Company's income tax for the nine months ended May 31, 2013 and 2012 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	For the Three months ended May 31,		For the Nine months ended May 31,
	2013	2012	2013	2012
Income/(loss) before tax	$130,334	$(4,068)	$519,799	$(145,373)

Expected Hong Kong income tax expense	$21,505	$-	$85,766	-
at statutory tax rate of 16.5%
Temporary difference	17,517	-	(3,751)	-
Utilization of tax losses	-	-	-	-
Unrealized tax loss	-	-	-	-
Actual income tax expense	$39,022	$-	$82,015	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	May 31, 2013	August 31, 2012
	(Unaudited)
Deferred tax asset:
Unrecognized tax losses	$-	$26,111
Deferred tax liability:
Difference between book and tax depreciation	$6,203	$7,081

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other major temporary differences that give rise to the deferred tax assets and liabilities are net operating losses carry forwards. As the amounts are immaterial for the period ended May 31, 2013, no deferred tax asset has been provided in the accounts.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

10.	BANK LOANS

The details of the bank loans outstanding as of May 31, 2013 (unaudited) are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$1,014,256 (HK$7,909,875)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guaranteed from related party and third party

Shanghai Commercial Bank ("SCB")	US$219,037 (HK$1,708,199)	SCB annual rate of 6.25%	Term loan	July 9, 2012 to July 9, 2017	Property and personal guaranteed from related party and third party

Shanghai Commercial Bank ("SCB")	US$244,328 (HK$1,905,435)	SCB annual rate of 3.5%	Term loan	January 30, 2012 to January 30, 2032	Property and personal guaranteed from related party and third party

Shanghai Commercial Bank ("SCB")	US$769,359 (HK$6,000,000) Loan limit: US$769,359	SCB annual rate of 0.75% over prime or annual rate of 2% over the overnight HIBOR, whichever is higher	Revolving loan	Renewal every six months	Property and personal guaranteed from related party and third party

Hang Seng Bank ("HSB")	US$146,406 (HK$1,141,776)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guaranteed from related party and third party

Hitachi Capital (HK) Ltd("HC")	US$14,563 (HK$113,568)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guaranteed from related party

DBS Bank (“DBS”)	US$1,202,494 (HK$9,377,890)	DBS annual rate of 2.75%	Installment loan	November 12, 2012 to October 12, 2037	Dynamic’s property

$3,610,443

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

10.	BANK LOANS (…/Cont’d)

The details of the bank loans outstanding as of August 31, 2012 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$1,037,480 (HK$8,092,342)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guaranteed from related party and third party

Shanghai Commercial Bank ("SCB")	US$252,781 (HK$1,971,696)	SCB annual rate of 6.25%	Term loan	July 9, 2012 to July 9, 2017	Property and personal guaranteed from related party and third party

Shanghai Commercial Bank ("SCB")	US$251,184 (HK$1,959,236)	SCB annual rate of 3.5%	Term loan	January 30, 2012 to January 30, 2032	Property and personal guaranteed from related party and third party

Shanghai Commercial Bank ("SCB")	US$769,231 (HK$6,000,000) Loan limit: US$769,231	SCB annual rate of 0.75% over prime or annual rate of 2% over the overnight HIBOR, whichever is higher	Revolving loan	Renewal every six months	Property and personal guaranteed from related party and third party

Hang Seng Bank ("HSB")	US$173,748 (HK$1,355,232)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guaranteed from related party and third party

Hitachi Capital (HK) Ltd("HC")	US$40,561 (HK$316,372)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guaranteed from related party

$2,524,985

Interest expenses for the three months ended May 31, 2013 and 2012 are $26,685 and $36,672; nine months ended May 31, 2013 and 2012 are $82,629 and $41,498 respectively.

Bank loans repayment schedule as of May 31, 2013 is as follows:

	2013	2012
Year ending August 31,
2013 (Three months)	$824,233	$-
2014	165,559	-
2015	172,725	-
2016	180,242	-
2017	147,418	-
Thereafter	2,120,266	-
	$3,610,443	$-

The bank loans as outlined in the aforementioned tables are secured by the directors' and third parties' properties and   personal guarantees. Please refer to note 5 about the usage of the proceeds of bank loans.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

11.	CONCENTRATIONS OF RISK

The Group's credit risk is somewhat limited due to a relatively large customer base. During the three and nine months ended May 31, 2013 and 2012, the Group had no customer which accounted for 10% or more of total revenue.

12.	RELATED PARTY TRANSACTIONS

Significant operating expenses arising from transaction with a related company was as follows.

	For the Three months ended May 31,		For the Nine months ended May 31,
	2013	2012	2013	2012

Sub-contracting fee	$21,156	$21,155	$62,801	$56,415

These balances primarily represent the sub-contracting fee included as part of the cost of revenues to the Company's Chief Operating Officer, Ms. Angela Tso.

See Note 5. for a discussion of advances to related parties.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

(a)
In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters. The Group records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, evidence and the specifics of each matter. As management has not become aware of any liability claims arising from any incident over the year, the Group has not recognized a liability claims, no contingent liability has been recorded as of May 31, 2013 and August 31, 2012.

(b)
Rental expense amounted to $32,636 and $39,598 for the three months ended May 31, 2013 and 2012; $113,099 and $110,369 for the nine months ended May 31, 2013 and 2012 respectively. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of May 31, 2013 are payable as follows:

Year Ended August 31,	Rental
2013(Three months)	$29,325
2014	112,890
2015	84,667
2016	-
2017	-
Over five years	-
$226,882

Economic and political risks

(c)
The major operations of the Group are conducted in Hong Kong, the PRC.  Accordingly, the political, economic, and legal environments in Hong Kong, the PRC, as well as the general state of Hong Kong's economy may influence the business, financial condition, and results of operations of the Company.

Among other risks, the Group's operations are subject to the risks of restrictions on: changing taxation policies; and political conditions and governmental regulations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.  All amounts are in U.S. Dollars unless other noted.

Forward-Looking Statements

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements.   Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Company Overview

Unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to the combined business of ADGS Advisory, Inc., formerly known as Life Nutrition Products, Inc., a Delaware corporation, and its direct and indirect wholly-owned subsidiaries, Almonds Kisses Limited (BVI), a British Virgin Islands company, ADGS Advisory Limited, a Hong Kong corporation, and Vantage Advisory Limited, a Hong Kong corporation, as well as ADGS Tax Advisory Limited, a Hong Kong corporation which is an 80% owned subsidiary, and Dynamic Golden Limited, a Hong Kong corporation which is 30% owned by ADGS Tax Advisory Limited.  Pursuant to a Certificate of Amendment to the its Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, the Company changed its corporate name from “Life Nutrition Products, Inc.” to “ADGS Advisory, Inc.”.

We are primarily engaged in providing accounting, taxation, company secretarial and consultancy services in Hong Kong.

Almonds Kisses Limited (BVI) (“Almonds Kisses BVI”) was incorporated on March 1, 2011 as a limited liability company in the British Virgin Islands.  ADGS Advisory Limited (“ADGS”) is a Hong Kong corporation which was incorporated on April 28, 2011 and had been wholly owned by the same group of shareholders until being acquired by Almonds Kisses BVI pursuant to a reorganization completed in 2012 to prepare for the Transaction. Vantage Advisory Limited is a Hong Kong corporation which was incorporated on March 6, 2008 which has been wholly owned by Almonds Kisses (BVI) since January 2013. ADGS owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company, and ADGS Tax owns a 30% interest in Dynamic Golden Limited which is also a Hong Kong incorporated company.

Recent Developments

On April 12, 2013, Life Nutrition Products, Inc. acquired 100% of the issued and outstanding capital stock of Almonds Kisses BVI in exchange for 20,155,000 shares of our common stock, representing in the aggregate approximately 80.1% of our issued and outstanding shares of common stock.

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc. (formerly Life Nutrition Products, Inc.), a Delaware corporation

		ê	100%

Almonds Kisses Limited (BVI), a British Virgin Islands company

		ê	100%

ADGS Advisory Limited, a Hong Kong corporation			Vantage Advisory Limited a Hong Kong corporation

ê	80%

ADGS Tax Advisory Limited a Hong Kong corporation

ê	30%

Dynamic Golden Limited A Hong Kong corporation

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included.The results of operation for the three months and nine months ended May 31, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The preparation of the condensed consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues andexpenses during the reporting year. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables, realizable values for inventories. Actual results could differ from those estimates.

The condensed consolidated financial statements include all accounts of the Company and its subsidiary as disclosed in note 1.  All material inter-company balances and transactions have been eliminated.

As both the Company and its subsidiaries, ADGS and ADGS Tax are under common control, the financial statements of the Company have been presented as if the receipt of assets and liabilities of the subsidiaries at their net carrying amount been entered into as of March 1, 2011 in accordance with ASC 805-50-15-6. Accordingly, financial information related to periods prior to the assets and liabilities are that of the Company’s operating subsidiaries.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided and the collection of the revenue is probable, the price is fixed or determinable and collectability is reasonably assured.  The Group generates its revenues from providing professional services under fixed-fee billing arrangements.

In fixed-fee billing arrangements, the Group agrees to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term.

Purchased intangible assets and goodwill

The Group assesses the useful lives and possible impairment of existing recognized intangible assets when an event occurs that may trigger such a review.  Factors considered important which could trigger a review include:

- significant underperformance relative to historical or projected future operating results;
- significant changes in the manner of use of the acquired assets or the strategy for our overall business;
- identification of other impaired assets within a reporting unit;
- disposition of a significant portion of an operating segment;
- significant negative industry or economic trends;

The intangible assets are amortized using the straight line method over a period of 10 years.

Income taxes

The Group accounts for income taxes under FASB ASC Topic 740 "Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Group records uncertain tax positions when it is more likely than not that the tax positions will not be sustained.

The Group recognizes interest and penalty related to income tax matters as income tax expense. As of May 31, 2013 and 2012, there was no penalty or interest recognized as income tax expenses.

Economic and political risks

The major operations of the Company are conducted in Hong Kong, the PRC.  Accordingly, the political, economic, and legal environments in Hong Kong, the PRC, as well as the general state of Hong Kong's economy may influence the business, financial condition, and results of operations of the Company.

Among other risks, the Company's operations are subject to the risks of restrictions on: changing taxation policies; and political conditions and governmental regulations.

Recently issued accounting standards not yet adopted

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the result of its operation.

Trends and Uncertainties

Insofar that our revenues are mainly derived from providing professional services to our clients under fixed-fee billing arrangements, the number of clients we have at any given time and the fees billed are the Company’s key uncertainties. The recent growth in revenues was primarily due to the acquisition of customer lists and client bases in 2011 and, therefore, we cannot be certain that this growth represents a trend which will continue in that we have no immediate plans to make any additional acquisitions although we are regularly exploring such opportunities which may benefit our business and increase our revenues.  In the future, we expect that we will seek to purchase other customer lists and client bases as part of our overall growth strategy, although there can be no assurance that we will be able to do so on terms which will be acceptable to us.

Other key uncertainties include our high leverage and highly variable interest expense. To date, we have significantly relied upon debt financings to fund our operations. At August 31, 2012 (audited) and May 31, 2013 (unaudited), we had outstanding bank loans in the principal amount of $2,524,985 and $4,231,207, respectively.  Interest expense for the year ended August 31, 2012 was $47,754 and for the nine months ended May 31, 2013 was $99,022.  Such loans are primarily term loans with maturity dates ranging from November 2013 to December 2035.  Approximately $1.5 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2013, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations.

In addition to the foregoing, as of May 31, 2013, advances to shareholders total $2,427,629.  The advances to shareholders represent unsecured, non-interesting bearing loans without fixed repayment terms, Although there is no binding obligation on the part of the shareholders to repay such loans, such shareholders have informally agreed to repay such amounts on or before November 1, 2013. The foregoing represents another key uncertainty since no assurance can be made that such advances will be repaid on or before November 1, 2013 or at all.

Principal Components of Our Income Statement

Revenue

Our revenue is derived from providing professional services to our clients under fixed-fee billing arrangements. The most significant factors that affect our revenue are number of clients and our fees billed. In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services.  Generally, our client agrees to pay a fixed-fee every month over the specified contract term.  These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term.

Operating expenses

Our operating expenses consist of direct cost of revenue, general and administrative expenses.

Direct cost of revenue

Our direct cost of revenue primarily consists of commission paid, consultant fees, legal and professional fees, management fees, salaries, secretarial fees and sub-contractor fees.

General and administrative expenses

Our general and administrative expenses include advertising and exhibitions, computer fee, depreciation of property and equipment, motor vehicles, rent, rates and building management fee and other miscellaneous expenses related to our administrative activities.

Our operating expenses are positively correlated to our revenue, with the anticipated expansion of our Company, we anticipate the absolute dollars of the operating expenses will increase accordingly.

Other comprehensive income

Other comprehensive income reflects foreign currency translation adjustment according to our accounting policies.

For the Three Months Ended May 31, 2013 and 2012 and For the NineMonths Ended May 31, 2013 and 2012 (unaudited)

The following table presents the consolidated statements of operations of the Company for the three months ended May 31, 2013 as compared to the results of operations for the three months ended May 31, 2012 and for the nine months ended May 31, 2013 as compared to the results of operations for the nine months ended May 31, 2012.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$889,591	$510,758	$2,795,225	$938,578
Less: Operating expenses
Direct cost of revenue	(546,615)	(372,400)	(1,513,654)	(659,468)
General and administrative expenses	(178,974)	(105,674)	(665,329)	(382,905)
Operating income/(loss)	164,002	32,684	616,242	(103,795)

Other income:
Bank interest received	320	-	320	-
Other income	2,259	146	2,259	146

Other expenses	(36,247)	(36,898)	(99,022)	(41,724)
Income tax expense	(39,022)	-	(82,010)	-
Net income/(loss)	91,312	(4,068)	437,789	(145,373)

Other comprehensive expense	(99)	-	(219)	-
Total comprehensive income/(loss)	91,213	(4,068)	437,570	(145,373)
Comprehensive income attributable to non-controlling interests	5,676	7,554	17,021	16,587
Comprehensive income/(loss) attributable to ADGS Advisory Inc.	$96,889	$3,486	$454,591	$(128,786)

Revenue

For the Three Months Ended May 31, 2013 and 2012

We recorded $0.9 million for the three months ended May 31, 2013, representing an increase of $0.4 million as compared to $0.5 million for the three months ended May 31, 2012.  The increase in revenue was caused by two reasons, firstly, stability of income from the acquisition of client base. Secondly, there was significant increase in revenue generated from consultancy in liquidation and taxation incurred during the three months ended May 31, 2013.

For the Nine Months Ended May 31, 2013 and 2012

Our business for the nine months ended May 31, 2013 expanded rapidly.  We recorded $2.7 million for the nine months ended May 31, 2013, representing an increase of $1.8 million as compared to $0.9 million for nine months ended May 31, 2013.  The increase in revenue was caused by three reasons, firstly, due to the acquisition of client bases from various companies such as retiring HKICPA practice, accounting company, and secretarial company.  One of the acquisition agreements was signed on April 28, 2011, but there was a time lapse for the clients’revenue being transferred to us, the revenue gradually reflected since November 2011 resulting to a significant increase in May 31, 2013 as compared to May 31, 2012. Secondly, there was significant increase in revenue generated from consultancy in liquidation and taxation.  Thirdly, there was a growth of new clients in our accountancy, bookkeeping and secretarial services.

General and administrative expenses

	For the Three Months Ended May 31,			For the Nine Months Ended May 31,
	2013	2012	%	2013	2012	%
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Revenue	$889,591	$510,758	74%	$2,795,225	$938,578	198%
Less: Operating expenses
Direct cost of revenue	(546,615)	(372,400)	47%	(1,513,654)	(659,468)	130%
General and administrative expenses	(178,974)	(105,674)	69%	(665,329)	(382,905)	74%
Operating income/(loss)	$164,002	$32,684	402%	$616,242	$(103,795)	694%

For the Three Months Ended May 31, 2013 and 2012

The significant increase in direct cost of revenue is mainly caused by the increased expenses incurred for consultancy fee, staff salaries and cost of providing insolvency services.

The increase in our general and administrative expenses caused by thestability of income from the acquisition of client bases and the increase in revenue generated from consultancy in liquidation and taxation incurred during the three months ended May 31, 2013.

For the Nine Months Ended May 31, 2013 and 2012

The significant increase in direct cost of revenue is mainly caused by the increased expenses incurred for consultancy fees, staff salaries and cost of providing insolvency services.

One of the acquisition agreements was signed on April 28, 2011, but there was a time lapse for the clients’ revenue being transferred to us, the revenue gradually reflected since November 2011 resulting to a significant increase in May 31, 2013 as compared to May 31, 2012.  Such increase for the nine months ended May 31, 2013 was primarily due to the following:

(i) For the nine months ended May 31, 2012, the increase in revenue resulting from the acquisition was gradually reflected from November 2011. However, for the nine months ended May 31, 2013, the revenue from the acquisition had already stabilized and reflected revenue generated from nine months operations.

(ii) There was significant increase in revenue generated from consultancy in liquidation and taxation.

(iii) There was a growth of new clients in our accountancy, bookkeeping and secretarial services.

As a result of (i) and (ii), our general and administrative expenses have been increased accordingly.

Other expense

Other expense represents the interest expense for the bank loans.

For the Three Months Ended May 31, 2013 and 2012

There was no significant fluctuation in interest expense for the three months ended May 31, 2013 and 2012. We recorded $36,247 and $36,898 for the nine months ended May 31, 2013 and 2012 respectively.

For the Nine Months Ended May 31, 2013 and 2012

We recorded $99,022 and $41,724 for the nine months ended May 31, 2013 and 2012 respectively.  The increase of $57,298 was caused byinterest from a new bank loan on November 12, 2012 and increase of interest on bank overdraft.

Other comprehensive expense

Other comprehensive expense reflects foreign currency translation adjustment according to our accounting policies.

Liquidity and Capital Resources

As of May 31, 2013, we had cash on hand of $78,459, which represented a decrease of $50,542 from $129,001 as of August 31, 2012, other current assets of $2,864,488 ($259,544 as of August 31, 2012), and other current liabilities of $1,875,480 ($954,944 as of August 31, 2012).  Working capital was in negative balance of $566,389 for August 31, 2012, positive balance of $1,196,013 for May 31, 2013 and the ratio of current assets to current liabilities was 0.41 to 1 as of August 31, 2012 and 1.64 to 1 as of May 31, 2013.  The ratio has increased from 0.41 to 1 as of August 31, 2012 to 1.64 to 1 as of May 31, 2013, which indicated that the Company had greatly improved its short-term financial strength.

The Company’s financial statements are presented on a going concern basis.  At May 31, 2013, the Company had a working capital surplus of $1,196,013 and net liabilities of $255,690.  The Company started to generate a net profit of $96,988 during the three months period ended May 31, 2013 (a net profit of $3,486 for the three months period ended May 31, 2012); a net profit of $454,810 during the nine months period ended May 31, 2013 (a net loss of $128,786 for the nine months period ended May 31, 2012).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to continue its efforts to raise funds through debt or equity in the near future to sustain its operations.

The following is a summary of cash provided by or used in each of the indicated type of activities during the nine months ended May 31, 2013 and 2012, respectively:

	For the NineMonths EndedMay 31,
	2013	2012
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$589,307	$14,187
Investing activities	(133,368)	(28,671)
Financing activities	(998,900)	147,589
Effect of change of exchange rates	201	(4)

Cash, as of beginning of period	129,001	10,907
Cash, as of end of period	$(413,759)	$144,008

Net cash provided by operating activities was $589,307 for the nine months ended May 31, 2013, as compared to net cash provided by operating activities of $14,187 for the nine months ended May 31, 2012.  The increase of cash provided by operating activities was mainly due to (i) an increase of net income of $454,591 for May 31, 2013 as from net loss of $128,786 for May 31, 2012 the increase of which is discussed in the above section ‘Revenue’,  (ii) a decrease of $718 for utility and other deposits, (iii) a total of $398,769 increased in accrued liabilities, temporary receipts and income tax payable for May 31, 2013 as compared to May 31, 2012. The increase was mainly caused by the accrued expenses incurred for audit fee and salary for May 31, 2013.  There were no such accruals for May 31, 2012, (iv) the increase of cash provided by operating activities had been offset by an increase in the accounts receivable of $373,137 and prepaid expenses of $45,167 for May 31, 2013.

Net cash used in investing activities was $133,368 for the nine months ended May 31, 2013, as compared to net cash used in investing activities of $28,671 for the nine months ended May 31, 2012.  The increase was mainly due to purchase of property and equipment of $133,368.

Net cash used in financing activities was $506,685 for the nine months ended May 31, 2013, as compared to net cash provided by financing activities of $147,589 for the nine months ended May 31, 2012.  The increase was primarily due to a total of $1,223,187 proceeds from bank loans and capital lease plus bank overdraft of $620,761, offset by shareholder advances of $2,186,409.

The advances to shareholders represented unsecured, non-interesting bearing loans without fixed repayment terms, Although there is no binding obligation on the part of the shareholders to repay such loans, such shareholders have informally agreed to repay such amounts on or before November 1, 2013.

The Company had bank loans outstanding of $3.6 million as of May 31, 2013. Summary of total bank loans is as follows:

Nature of loans	Terms of loans	Outstanding loan amount	Current annualized interest rate	Collateral

Term loan	Ranging from 1 year to 23 years	$1,668,590	Ranging from annual rate from 0.38% to 6.98%	Property and personal guarantee from related party and third party

Revolving loan	Renewal in every 6 months with limit of $769,359, fully utilized	769,359	Annual rate of 0.75% over prime or annual rate of 2%over the overnight HIBOR, whichever is higher	Property and personal guarantee from related party and third party

Installment loan	25 years	1,202,494	Annual rate of 2.75%	Property

		$3,610,443

The Company had bank loans outstanding of $2.5 million as of August 31, 2012. Summary of total bank loans is as follows:

Nature of loans	Terms of loans	Outstanding loan amount	Current annualized interest rate	Collateral

Term loan	Ranging from 1 year to 23 years	$1,755,754	Ranging from annual rate from 0.38% to 6.98%	Property and personal guarantee from related party and third party

Revolving loan	Renewal in every 6 months with limit of $769,231, fully utilized	769,231	Annual rate of 0.75% over prime or annual rate of 2%over the overnight HIBOR, whichever is higher	Property and personal guarantee from related party and third party

		$2,524,985

The valuations for the above collaterals on July 5, 2013 were approximately $6m while the total outstanding loan amount was approximately $3.6m, resulting to an unused borrowing capacity of $2.4m.

The Company had assets held under capital leases, which representing the leases of motor vehicle.  The cost of the motor vehicle under capital lease was $153,292 at May 31, 2013.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of May 31, 2013 are as follows:

Amount
Year ending August 31,
2013 (Three months)	$6,796
2014	27,183
Thereafter	92,240
Total minimum lease payment	$126,219
Less: Imputed interest	(9,056)
Present value of net minimum lease payments	$117,163
Less: Current maturities of capital leases obligations	(5,747)
Long-term capital leases obligations	$111,416

Material capital expenditure commitments

Weanticipate that we will require a high level of capital expenditure in the foreseeable future to fund our future growth.  We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources.  Currently, the Company has not entered into any agreements for any potential acquisitions.  As a result, there are no material capital expenditure commitments as of May 31, 2013.

Contractual Obligations

The following table sets forth information regarding the Company's contractual payment obligations as of May 31, 2013.

	Payment due by period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Borrowing:
- Capital lease	$126,219	$6,796	$27,183	$92,240	$-
- Bank loan	3,610,443	824,233	518,526	147,418	2,120,266
Operating lease obligation:
- Office rental	226,882	29,325	197,557	-	-

	$3,963,544	$860,354	$743,266	$239,658	$2,120,266

The following table sets forth information regarding the Company's contractual payment obligations as of August 31, 2012.

	Payment due by period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Borrowing:
- Capital lease	$14,599	$9,615	$4,984	$-	$-
- Bank loan	2,524,985	919,392	378,462	108,410	1,118,721
Operating lease obligation:
- Office rental	319,608	122,063	112,883	84,662	-
Commitment to acquire Vantage	645	645	-	-	-
	$2,859,837	$1,051,715	$496,329	$193,072	$1,118,721
Off-Balance Sheet Arrangement

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

We have not entered into any financial guarantees or commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer has concluded that, as of May 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2013, we issued 750,000 shares of common stock to Wang Yu Long, a designee of Conqueror Group Limited ("Conqueror"), pursuant to a subscription agreement dated January 5, 2013 between Conqueror and the Company whereby Conqueror agreed to accept 750,000 shares in exchange for funds advanced and other loans made by Conqueror to the Company prior to the date thereof in the amount of $160,038.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation S thereunder. Wang Yu Long is not a “US Person” (as defined in Rule 902 of Regulation S) and the certificate representing the shares issued has been endorsed with a restrictive legend consistent with that exemption.

On April 12, 2013, we issued an aggregate of 20,155,000 shares of our common stock to the eight former shareholders of Almonds Kisses BVI in exchange for all of the outstanding shares of capital stock of Almonds Kisses BVI.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation S thereunder.  None of such former shareholders of Almonds Kisses BVI is a “US Person” (as defined in Rule 902 of Regulation S) and the certificates representing the shares issued to each of them was endorsed with restrictive legends consistent with that exemption.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
__________________________
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

ADGS ADVISORY, INC. (Registrant)

Dated: July 22, 2013	By:	/s/ Li Lai Ying
Li Lai Ying,
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)