Form 10-Q
period 2013-03-31
ADGS Advisory, Inc.
filed 2013-08-02
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Life Nutrition Products, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 1, 2013 there were 25,000,000 shares of common stock outstanding with a par value of $0.0001.

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
(Unaudited)
ASSETS

Current assets	$-	$-

Property and equipment, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$123,636	$82,535
Notes payable	-	160,038

Total current liabilities	123,636	242,573

Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 2,000,000
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share,
50,000,000 shares authorized, 4,845,000 shares and 4,095,000 shares
Issued and outstanding at March 31, 2013 and December 31,
2012, respectively	485	410
Additional paid-in capital	465,364	427,939
Accumulated deficit	(589,485)	(670,922)

Total stockholders’ deficit	$(123,636)	$(242,573)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

Revenue	$-	$-

Operating expenses:
Selling, general and administrative	53,768	18,808

(Loss) from operations	(53,768)	(18,808)
Gain on forgiveness of accounts payable and accrued liabilities	12,667	-
Gain on extinguishment of notes payable	122,538	-
Interest expense	-	1,059

Net income / (loss)	$81,437	$(19,867)

Earnings / (loss) per common share, basic and diluted	$0.02	$-

Weighted average shares outstanding, basic and diluted	4,811,667	4,095,000

See accompanying notes to financial statements.

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	-	-	4,095,000	$410	$427,939	$(670,922)	$(242,573)

Issuance of common stock as settlement of notes payable			750,000	75	37,425	-	37,500

Net income	-	-	-	-	-	81,437	81,437

Balance, March 31, 2013	-	-	4,845,000	$485	$465,364	$(589,485)	$(123,636)

See accompanying notes to financial statements.

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net income / (loss)	$81,437	$(19,867)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on forgiveness of payable and accrued liabilities	(12,667)	-
Gain on extinguishment of notes payable	(122,538)	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	53,768	19,867

Net cash (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning	-	-

Cash, end	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as settlement of notes payable	$37,500	$-

See accompanying notes to financial statements.

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

Organization and Business Nature

Life Nutrition Products, Inc. (now known as ADGS Advisory, Inc.) was originally organized as a New Jersey limited liability company in February 2005 under the name of Life Nutrition Products, LLC (“LNP”). On September 24, 2007, Life Nutrition Products, Inc. (the “Company”), a Delaware Corporation was formed and merged with LNP. Under the terms of the merger, 10 million shares of common stock were issued to the LNP Members to acquire all of LNP’s membership interests. After the merger, 10 million shares of common stock were outstanding, all of which were owned by LNP’s two founders, Michael M. Salerno, President and Richard G. Birn, Vice President.

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

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL (continued)

Organization and Business Nature (continued)

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

During the three months ended March 31, 2013, and as a condition to the closing of the ADGS Transaction, the Company issued 750,000 shares of common stock to a designee of Conqueror pursuant to a subscription agreement dated January 5, 2013 between Conqueror and the Company whereby Conqueror agreed to accept 750,000 shares (at a market price of $0.05 or $37,500 in the aggregate) in exchange for funds advanced and other loans made by Conqueror to the Company prior to the date thereof in the amount of $160,038 which resulted a gain of $122,538.

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

Concurrent with the consummation of the ADGS Transaction, the officers and directors who were designees of Conqueror resigned as officers and directors of the Company, and Li Lai Ying was elected as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and Tso Yin Yee was elected as the Chief Operating Officer of the Company. In addition, Li Lai Ying, Tso Yin Yee and Pang Yiu Kwong were elected to the Board of Directors of the Company.

Pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, the Company changed its corporate name from “Life Nutrition Products, Inc.” to “ADGS Advisory, Inc.”

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

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

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

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

ASC 740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with generally accepted accounting standards. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. Federal, state and local income tax returns for the years prior to 2008 are no longer subject to examination by tax authorities. As of March 31, 2013, the Company has not filed the required Federal and State tax filings for the tax year 2011 and 2012. No interest or penalties were recorded during the three months ended March 31, 2013 and 2012.

The tax effect of temporary differences, primarily net operating loss carry forwards, gave rise to the Company’s deferred tax asset in the accompanying March 31, 2013 and December 31, 2012 balance sheets. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

As of March 31, 2013, the Company has net operating loss carry forwards of approximately $589,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2033. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

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

As of March 31, 2013 and December 31, 2012, none of the assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including accounts payable and accrued expenses, approximate fair values due to the short term nature of these financial instruments. There are no changes in methods or assumptions during the periods.

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's financial condition, results of operations, or disclosures.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012	Estimated useful lives
	(Unaudited)

Computer equipment	$4,324	$4,324	3 years
Website development	4,315	4,315	3 years
Less: accumulated depreciation	(8,639)	(8,639)

	$-	$-

5.	NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Note payable to Conqueror Group Limited bears interest at 5%, originally due May 17, 2011, currently due on demand	$55,270	$55,270
Note payable to Conqueror Group Limited bears interest at 5% and due November 11, 2011, currently due on demand	49,730	49,730
Advances from Conqueror Group Limited no interest bearing and due on demand	55,038	55,038
750,000 shares have been issued to exchange for the notes payable	(160,038)	-

	$-	$160,038

The interest accrued $9,667 was waived with the notes payable in exchange for the 750,000 shares (Note 1).

ADGS ADVISORY, INC. (formerly Life Nutrition Products, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

6.	STOCKHOLDERS’ DEFICIT

We have authorized 2,000,000 shares of blank check preferred stock, none of which are issued and outstanding.

We have authorized 50,000,000 shares of common stock, par value $.0001 per share. In connection with the share exchange agreement (see Note 1), the Company redeemed and cancelled a total of 13,787,800 shares of its common stock, cancelling 12,782,900 in 2011 and 1,004,900 in 2010. During the three months ended March 31, 2013, a total of an additional 750,000 shares have been issued in exchange for settlement of the notes payable in the amount of $160,038 pursuant to a subscription agreement dated January 5, 2013. As of March 31, 2013 and December 31, 2012, there are 4,845,000 shares and 4,095,000 issued and outstanding, respectively.

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

APPLICATION OF CRITICAL ACCOUNTING PRACTICES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for the three month period ended March 31, 2013 on Form 10-Q should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

OVERVIEW AND PLAN OF OPERATION

Life Nutrition Products, Inc. (now known as ADGS Advisory, Inc.) (the “Company”, “we”, “us” and “our”), which was incorporated in the State of Delaware in September 2007, was previously a dietary supplement company specializing in the development, marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life3® Appetite Control and Trim For Life3® Energy Formula.

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

On September 7, 2010, we entered into a Share Exchange Agreement (the “Conqueror Share Exchange Agreement”) with Conqueror Group Limited, a Hong Kong corporation (“Conqueror”) and Acumen Charm Ltd., a British Virgin Islands corporation (the “Conqueror Shareholder”). Pursuant to the Conqueror Share Exchange Agreement, at the closing of the transaction contemplated in the Conqueror Share Exchange Agreement (the “Conqueror Transaction”), the Company was to acquire 100% of the issued and outstanding capital stock of Conqueror from the Conqueror Shareholder, making Conqueror a wholly-owned subsidiary of the Company. There was no prior relationship between the Company and any of its affiliates and the Conqueror Shareholder and any of its affiliates.

Through contractual arrangements, Conqueror has effective control over two businesses in the PRC, one principally engaged in the processing and distribution of raspberry and blueberry drinks, wines and other related products in China, and the other principally engaged in the cultivation, processing and distribution of fresh and frozen raspberries in the domestic market in China and internationally.

The Closing was to transpire on or before January 31, 2011 but it did not occur by that date. However, as of May 11, 2011, among other things, Michael M. Salerno, the Company’s then sole officer and director, resigned as an officer and director of the Company, and appointed Chu Zhanjun and Li Gang as directors, and Chu Zhanjun as President, Chief Executive Officer and Principal Financial Officer of the Company, each a designee of Conqueror. As a result, a change in control occurred, due to the resignation of Mr. Salerno as sole officer and director, appointment of Mr. Chu as President, Chief Executive Officer and Principal Financial Officer of the Company, and appointment of Mr. Chu and Mr. Li as directors. At the time, the parties anticipated that the transaction contemplated by the Conqueror Share Exchange Agreement would not be completed at any time in future.

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

During the three months ended March 31, 2013, and as a condition to the closing of the ADGS Transaction, the Company issued 750,000 shares of common stock to a designee of Conqueror pursuant to a subscription agreement dated January 5, 2013 between Conqueror and the Company whereby Conqueror agreed to accept 750,000 shares (at a market price of $0.05 or $37,500 in the aggregate) in exchange for funds advanced and other loans made by Conqueror to the Company prior to the date thereof in the amount of $160,038 which resulted a gain of $122,538.

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

Concurrent with the consummation of the ADGS Transaction, the officers and directors who were designees of Conqueror resigned as officers and directors of the Company, and Li Lai Ying was elected as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and Tso Yin Yee was elected as the Chief Operating Officer of the Company. In addition, Li Lai Ying, Tso Yin Yee and Pang Yiu Kwong were elected to the Board of Directors of the Company.

Pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, the Company changed its corporate name from “Life Nutrition Products, Inc.” to “ADGS Advisory, Inc.”.

RESULTS OF OPERATIONS

No revenue had been generated for both the three months periods ended March 31, 2013 and 2012.

Gross profit was $0 for both the three months ended March 31, 2013 and 2012. There was no cost of revenues for both the three months periods ended March 31, 2013 and 2012.

The Selling, general and administrative expenses were $53,768 and $18,808 for the three months ended March 31, 2013 and 2012, respectively, of which the increase was primarily due to a substantial increase in legal fees incurred in connection with the ADGS Transaction. During the three month period ended March 31, 2013, there was further a gain on forgiveness of accounts payable and accrued liabilities of $12,667 and a gain on extinguishment of notes payable of $122,538 which notes payable were exchanged for 750,000 shares of common stock, as compared to the three months ended March 31, 2012 in which there were no comparable items.

Interest expense was $0 and $1,059 for the three months ended March 31, 2013 and 2012, respectively. Interest accrued was waived with the notes payable in exchange for the 750,000 shares.

There was a net gain of $81,437 for the three months ended March 31, 2013 due to the gain on forgiveness of accounts payable and accrued liabilities of $12,667 and gain on extinguishment of notes payable of $122,538 as described above, offset by the loss from operations of $53,768 resulting from no revenues and selling, general and administrative expenses of $53,768. This compares to the net loss of $19,867 for the three months ended March 31, 2012 due primarily to loss from operations of $18,808 resulting from no revenues and selling, general and administrative expenses of $18,808.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used in operating activities was $0 for the three months ended March 31, 2013 due to the net gain of $81,437 and the increase in accounts payable and accrued expenses of 53,768, offset by the gain on forgiveness of payable and accrued liabilities of $12,667 and gain on extinguishment of notes payable of $122,538. Net cash provided by or used in operating activities was $0 for the three months ended March 31, 2012 due to a net loss of $19,867 offset by an increase in accounts payable and accrued expenses of $19,867.

There was no net cash provided by or used in financing activities and investing activities for both the three months ended March 31, 2013 and 2012.

As of March 31, 2013, we had working capital deficit of $123,636 and a total stockholders’ deficit of $123,636, compared to working capital deficit of $242,573 and a total stockholders’ deficit of $242,573 as of December 31, 2012. On March 31, 2013, we had no cash and no assets, and total liabilities of $123,636 compared to no cash and no assets and total liabilities of $242,573 as of December 31, 2012.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2013, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, and as a condition to the closing of the ADGS Transaction, we issued 750,000 shares of common stock to Wang Yu Long, a designee of Conqueror, pursuant to a subscription agreement dated January 5, 2013 between Conqueror and the Company whereby Conqueror agreed to accept 750,000 shares in exchange for funds advanced and other loans made by Conqueror to the Company prior to the date thereof in the amount of $160,038. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation S thereunder. Wang Yu Long is not a “US Person” (as defined in Rule 902 of Regulation S) and the certificate representing the shares issued has been endorsed with a restrictive legend consistent with that exemption.

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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Changes in Stockholders’ Deficit, (iv) the Statements of Cash Flows and (v) Notes to Financial Statements

*
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

ADGS ADVISORY, INC.
(Registrant)

Date: August 2, 2013	By:	/s/ Li Lai Ying
Li Lai Ying
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)