Form 10-Q/A
period 2013-05-31
ADGS Advisory, Inc.
filed 2013-08-30
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 of Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended May 31, 2013 (the “Original Report”) to address comments from the staff of the Securities and Exchange Commission.  Except as otherwise reflected below, this Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

ADGS ADVISORY, INC.
(formerly Life Nutrition Products, Inc.)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ADGS ADVISORY, INC.
(formerlyLife Nutrition Products, Inc.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2013 (UNAUDITED)

ADGS ADVISORY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	May 31, 2013	August 31, 2012
	(Unaudited)	(A)
Assets
Current assets
Cash	$78,459	$129,001
Restricted cash	128,546	-
Accounts receivable	373,167	-
Prepaid expenses	63,692	18,518
Related party receivables	1,853,265	241,036
Total current assets	2,497,129	388,555

Non-current assets
Utility and other deposits	35,587	36,299
Property and equipment, net	198,935	93,350
Intangible assets	839,843	974,359
Equity-method investment	371,558	379,693
Deposit	574,364	-
Total non-current assets	2,020,287	1,483,701

Total assets	$4,517,416	$1,872,256

Liabilities and stockholders' deficit
Current liabilities
Bank overdraft	$620,761	$-
Bank loans - current portion	824,236	919,392
Assets held under capital lease	5,747	9,615
Accrued liabilities	156,346	25,937
Income tax payable	82,010	-
Temporary receipts	186,380	-
Total current liabilities	1,875,480	954,944

Non-current liabilities
Bank loans - net of current portion	2,786,210	1,605,593
Assets held under capital lease, net of current portion	111,416	4,984
Total non-current liabilities	2,897,626	1,610,577

Total liabilities	4,773,106	2,565,521

Commitments and contingencies
Stockholders' deficit
Common stock,
Common stock, 50,000,000 shares authorized with US$0.0001 par value;
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

(A)  Represents the consolidated Balance Sheets of Almond Kisses Limited and subsidiaries (the "Accounting Acquirer") (See note 1)

See notes to condensed consolidated financial statements (Unaudited)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2013	2012	2013	2012
		(A)		(A)
Revenue	$889,591	$510,758	$2,795,225	$938,578

Less: Operating expenses:
Direct cost of revenue	(546,615)	(372,400)	(1,513,654)	(659,468)
General and administrative expenses	(178,974)	(105,674)	(665,329)	(382,905)
Total operating expenses	(725,589)	(478,074)	(2,178,983)	(1,042,373)

Operating income/(loss)	164,002	32,684	616,242	(103,795)

Other income:
Bank interest received	320	-	320	-
Other income	2,259	146	2,259	146

Other expense:
Interest expenses	(36,247)	(36,898)	(99,022)	(41,724)

Income/(loss) before income taxes	130,334	(4,068)	519,799	(145,373)

Less: Income tax expense	(39,022)	-	(82,010)	-

Net income/(loss) before allocation of non-controlling interest	$91,312	$(4,068)	$437,789	$(145,373)

Net loss attributable to non-controlling interest	5,676	7,554	17,021	16,587

Net income/(loss) attributable to common stockholders	$96,988	$3,486	$454,810	$(128,786)

Earnings/(loss) per share
- Basic and diluted	$0.00	$0.00	$0.02	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	25,000,000	25,000,000	25,000,000	25,000,000

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

(A)  Represents the consolidated Statement of change on stockholder’s equity of Almond Kisses Limited (the "Accounting Acquirer") (See note 1)

See notes to condensed consolidated financial statements (Unaudited)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For the Nine Months Ended May 31,
	2013	2012
		(A)
Cash flows from operating activities:
Net income/(loss)	$454,591	$(128,786)
Add: Net loss attributable to non-controlling interest	(17,021)	(16,587)
Net income/(loss) attributable to the stockholders	437,570	(145,373)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	27,791	2,174
Amortization of intangible assets	134,626	134,626
Net loss in equity-method investment	8,137	8,137

Changes in assets and liabilities:
Account receivable	(373,137)	-
Utility and other deposits	718	(2,767)
Prepaid expenses	(45,167)	-
Accrued liabilities	130,395	17,249
Temporary receipts	186,366	141
Income tax payable	82,008	-
Net cash provided by operating activities	589,307	14,187

Cash flows from investing activities:
Acquisition of property and equipment	(8,118)	(635)
Deposit	(574,429)	-
Net cash used in investing activities	(582,547)	(635)

Cash flows from financing activities:
Borrowings by shareholder	(4,012,216)	(1,937,228)
Repayment of borrowings by shareholder	2,400,236	-
Bank overdraft	620,761	-
Restricted cash	(128,546)
Repayment of bank loans	(138,232)	(13,176)
Proceeds from bank loans	1,223,187	2,081,062
Repayment of capital lease	(22,696)	(11,105)
Net cash (used in)/provided by financing activities	(57,506)	119,553
Net (decrease)/increase in cash	(50,746)	133,105
Effect on change of exchange rates on cash	204	(4)
Cash as of Beginning of period	129,001	10,907
Cash as of End of period	$78,459	$144,008

Supplemental disclosures of cash flow information:
Capital lease additions	$125,250	$28,036
Cash paid during the period for:
Bank loan interest paid	$26,685	$36,672
Capital lease interest	$1,113	$226
Income tax paid	$-	$-

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

Banking facilities including bank overdrafts and term loans have been obtained from banks.  Bank overdraft balance, and balance of cash and cash equivalents are separately shown in the balance sheet in gross amount.  Bank overdrafts are repayable on demand which also form an integral part of cash management, and are shown as current liabilities.  Bank overdrafts carry interest at market rate range from the local Hong Kong prime rate plus 0.75% to 1 % per annum, the effective rate would be about 6% to 6.25% per annum in 2012 and 2013.

5.	RELATED PARTY RECEIVABLES

Related party receivables are borrowings from the Company by one of the principal shareholders which are unsecured, non-interest bearing and without fixed repayment terms.   Although there is no binding obligation on the part of the shareholder to repay such loans , such shareholder has informally agreed to repay such amounts on or before November 1, 2013.

The activity for such related party receivables during the period is as follows:

Amount
Nine months ended May 31, 2013:
Beginning balance due	$241,036
Borrowings by shareholder during the period	4,012,216
Repaid by shareholder during the period	(2,400,236)
Exchange rate adjustment	249
Balance due at May 31, 2013	$1,853,265

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	May 31, 2013	August 31, 2012
	(Unaudited)

Leasehold improvement	$85,303	$78,251
Furniture and fixtures	5,626	4,560
Office equipment	6,730	6,730
Motor vehicles	153,292	28,034
	250,951	117,575
Less: Accumulated depreciation	(52,016)	(24,225)
	$198,935	$93,350

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

Commitments and contingencies

(a)
For the period ended May 31, 2013, the Company has made a deposit amounting to $574,364 (HK$ 4.48 million) for the acquisition of Motion Tech Development Limited, a property holding company incorporated in Hong Kong.

(b)
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

(c)
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

(d)
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

Other key uncertainties include our high leverage and highly variable interest expense.  To date, we have significantly relied upon debt financings to fund our operations.  At August 31, 2012 (audited), we had outstanding bank loans in the principal amount of $2,524,985 compared to outstanding bank loans in the principal amount of $ 3,610,446 and a bank overdraft of $620,761 at May 31, 2013 .   Interest expense for the year ended August 31, 2012 was $47,754 and for the nine months ended May 31, 2013 was $99,022.  Such loans are primarily term loans with maturity dates ranging from November 2013 to December 2035.  Approximately $1.5 million of the bank loans are to be repaid over the next five years. The bank overdraft is due on demand but is not a breach or default under the loan facilities. While we have begun to achieve profitable operations during fiscal 2013, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations. In addition, there can be no assurance that we will be able to continue to obtain and/or refinance current bank loans, especially if any bank overdrafts remain outstanding which may deter financial institutions from extending credit to us.

In addition to the foregoing, as of May 31, 2013, related party receivables due to borrowings from the Company by one of the Company’s principal shareholders total $ 1,853,265 . The se borrowings represent unsecured, non-interesting bearing transactions without fixed repayment terms, Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder ha s informally agreed to repay such amounts on or before November 1, 2013. The foregoing represents another key uncertainty since no assurance can be made that such borrowings will be repaid on or before November 1, 2013 or at all.

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

Liquidity and Capital Resources

As of May 31, 2013, we had cash on hand of $78,459, which represented a decrease of $50,542 from $129,001 as of August 31, 2012, other current assets of $ 2,290,124 ($259,544 as of August 31, 2012), and other current liabilities of $1,875,480 ($954,944 as of August 31, 2012).  Working capital was in negative balance of $566,389 for August 31, 2012, positive balance of $ 621,649 for May 31, 2013 and the ratio of current assets to current liabilities was 0.41 to 1 as of August 31, 2012 and 1. 33 to 1 as of May 31, 2013.  The ratio has increased from 0.41 to 1 as of August 31, 2012 to 1.64 to 1 as of May 31, 2013, which indicated that the Company had greatly improved its short-term financial strength.

The Company’s financial statements are presented on a going concern basis.  At May 31, 2013, the Company had a working capital surplus of $ 621,649 and net liabilities of $255,690.  The Company started to generate a net profit of $96,988 during the three months period ended May 31, 2013 (a net profit of $3,486 for the three months period ended May 31, 2012); a net profit of $454,810 during the nine months period ended May 31, 2013 (a net loss of $128,786 for the nine months period ended May 31, 2012).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to continue its efforts to raise funds through debt or equity in the near future to sustain its operations.

The following is a summary of cash provided by or used in each of the indicated type of activities during the nine months ended May 31, 2013 and 2012, respectively:

	For the NineMonths EndedMay 31,
	2013	2012
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$589,307	$14,187
Investing activities	(582,547)	(635)
Financing activities	(57,506)	119,553
Effect of change of exchange rates	204	(4)

Cash, as of beginning of period	129,001	10,907
Cash, as of end of period	$(78,459)	$144,008

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

Net cash used in investing activities was $ 582,547 for the nine months ended May 31, 2013, as compared to net cash used in investing activities of $635 for the nine months ended May 31, 2012.  The increase was mainly due to purchase of property and equipment of $133,368 and a deposit for a proposed acquisition of $574,429 which has not been completed as of May 31, 2013.  In connection therewith, the Company intends to acquire all of the outstanding shares of another entity which will become a wholly-owned subsidiary of the Company.

Net cash  used in  financing activities was $5 7,506 for the nine months ended May 31, 2013, as compared to net cash provided by financing activities of $119,553 for the nine months ended May 31, 2012.  The increase was primarily due to a total of $1,223,187 proceeds from bank loans and bank overdraft of $620,761, offset by shareholder borrowings of $ 4,012,216 less amounts repaid of $2,400,236 during the period .

The shareholder borrowings represented unsecured, non-interesting bearing loans without fixed repayment terms, Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder ha s informally agreed to repay such amounts on or before November 1, 2013.

The Company had bank loans outstanding of $3.6 million (excluding a bank overdraft of $0.62 million) as of May 31, 2013. Summary of total bank loans is as follows:

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

Contractual Obligations

The following table sets forth information regarding the Company's contractual payment obligations (excluding the bank overdraft of $0.62 million) as of May 31, 2013.

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

ADGS ADVISORY, INC. (Registrant)

Dated: August 28, 2013	By:	/s/ Li Lai Ying
Li Lai Ying,
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)