Form 10-K
period 2013-08-31
ADGS Advisory, Inc.
filed 2013-12-24
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-3427

ADGS ADVISORY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1743717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Units 2611-13A, 26/F 113 Argyle Street, Mongkok Kowloon, Hong Kong, SAR	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2374-0002

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock ($.0001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $0. The number of shares outstanding of the Common Stock ($.0001 par value) of the registrant as of the close of business on December 15, 2013 was 25,000,000.

Documents Incorporated by Reference: None

ADGS ADVISORY, INC.

Special Note Regarding Forward Looking Statements

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•
the “Company,” “we,” “us,” and “our” refer to the combined business of ADGS Advisory, Inc. (formerly known as Life Nutrition Products, Inc.), a Delaware corporation, and its direct and indirect wholly-owned subsidiaries, Almonds Kisses Limited (BVI), a British Virgin Islands company, ADGS Advisory Limited, a Hong Kong corporation, Vantage Advisory Limited, a Hong Kong corporation, Motion Tech Development Limited, a British Virgin Islands company, and TH Strategic Management Limited, a Hong Kong corporation, as well as ADGS Tax Advisory Limited, a Hong Kong corporation which is an 80% owned subsidiary, and Dynamic Golden Limited, a Hong Kong corporation which is a 30% owned subsidiary;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“HKD” refers to Hong Kong dollars, the legal currency of Hong Kong;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC,” “China,” and “Chinese,” refer to the People's Republic of China;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.

In China it is customary to refer to a person’s name with the family name first and the given name second. We have followed this convention with respect to certain Chinese individuals named in this report.

PART I

Item 1.	Business.

General Overview

We are primarily engaged in providing accounting, taxation, company secretarial, general corporate and consultancy services in Hong Kong.

The address of our principal executive office is Units 2611-13A, 26/F, 113 Argyle Street, Mongkok, Kowloon, Hong Kong, SAR. Our telephone number is (852) 2374-0002.

Corporate History and Background

ADGS Advisory, Inc., which was incorporated in the State of Delaware in September 2007 under the name Life Nutrition Products, Inc., was previously a dietary supplement company specializing in the development marketing and distribution of all natural, proprietary, dietary supplements under the names Trim For Life® Appetite Control and Trim For Life® Energy Formula. Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, Life Nutrition Products, Inc. changed its corporate name to ADGS Advisory, Inc.

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

On December 7, 2012, Life Nutrition Products, Inc. entered into a share exchange agreement (the “Original Exchange Agreement”) with ADGS Advisory Limited, a Hong Kong corporation (“ADGS Hong Kong”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation (“ADGS Holding”). Pursuant to the Original Exchange Agreement, at the closing of the transaction contemplated thereunder (the “Transaction”), the Company agreed to acquire 100% of the issued and outstanding capital stock of ADGS Hong Kong, making ADGS Hong Kong a wholly-owned subsidiary of the Company. In consideration for the purchase of 100% of the issued and outstanding capital stock of ADGS Hong Kong, the Original Exchange Agreement provided that the Company would issue a total of 20,155,000 newly issued shares of the Company’s Common Stock.

On March 28, 2013, the Company entered into an amendment (the “Amendment”) to the Original Exchange Agreement (the Original Exchange Agreement, as amended is referred to herein as the “Exchange Agreement”) pursuant to which the Company agreed to acquire all of the outstanding shares of Almonds Kisses Limited (BVI), a British Virgin Islands company (“Almonds Kisses BVI”), from the eight shareholders of Almonds Kisses BVI (the “Shareholders”), instead of the shares of ADGS Hong Kong, on the same terms and conditions set forth in the Exchange Agreement. Almonds Kisses BVI is the owner of 100% of the issued and outstanding capital stock of ADGS Hong Kong. The Original Exchange Agreement incorrectly indicated that such owner was ADGS Holdings which error was corrected in the Amendment. The Shareholders were Tong Wing Yee, Tong Wing Shan, Tso Yin Yee, Pang Yiu Kwong, Sin Kok Ho, Fahy Roase-Collette, Tsang Kwai Chun and ADGS Holdings, each of whom executed the Amendment. In addition, on March 28, 2013, the parties to the Exchange Agreement entered into an Extension Agreement (the “Extension Agreement”) extending the closing date of the Transaction to on or before April 15, 2013.

On April 12, 2013, the transactions contemplated by the Exchange Agreement were consummated whereby, among other things, the Company acquired all of the issued and outstanding capital stock of Almonds Kisses BVI in exchange for an aggregate of 20,155,000 newly issued shares of the Company’s Common Stock (the “Acquisition”).

As a result of the Acquisition, Almonds Kisses BVI became our wholly-owned subsidiary and the former shareholders of Almonds Kisses BVI became our controlling shareholders, and Almond Kisses BVI in turn owns all of the issued and outstanding capital stock of ADGS Hong Kong. Almonds Kisses BVI also owns 100% of the issued and outstanding capital stock of Vantage Advisory Limited, a Hong Kong corporation (“Vantage”) which was acquired by Almonds Kisses BVI in January 2013; 100% of the issued and outstanding capital stock of Motion Tech Development Limited, a British Virgin Islands company (“Motion Tech”), which was acquired in August 2013; and, 100% of the issued and outstanding capital stock of TH Strategic Management Limited, a Hong Kong corporation (“TH Strategic”), which was acquired in October 2013. ADGS Hong Kong owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company, and ADGS Tax owns a 30% interest in Dynamic Golden Limited which is also a Hong Kong incorporated company.

Almonds Kisses BVI was incorporated on March 1, 2011 as a limited liability company in the British Virgin Islands (“BVI”) and, as originally constituted, was owned by the eight Shareholders identified above. ADGS Hong Kong is a Hong Kong corporation which was incorporated on April 28, 2011 and, as originally constituted, was solely owned by Tong Wing Yee and Tong Wing Shan (two of the shareholders of Almonds Kisses BVI) until being acquired by Almonds Kisses BVI pursuant to a transaction completed on April 30, 2011 in contemplation of the Acquisition. In this regard and in anticipation of effecting a transaction which resulted in the Acquisition, on April 30, 2011 Tong Wing Yee and Tong Wing Shan exchanged their shares for additional shares in Almonds Kisses BVI in order to create a BVI holding company structure for the operating business. British Virgin Islands holding companies have been utilized in Hong Kong for many years by entrepreneurs undertaking business in Hong Kong. Management believes such structure may provide certain advantages in the future in that shares held in a Hong Kong corporation are subject to a fairly substantial stamp duty on the transfer of any of such shares while the transfer of shares in a BVI company is not subject to any stamp duty in the BVI. In addition, Management further believes the BVI holding company structure may provide other benefits in the future including more corporate flexibility in that mergers can be effected by a BVI company compared to Hong Kong where a Hong Kong company is not able to merge with any entity insofar that a merger is not provided for under the Hong Kong Companies Ordinance.

Vantage is a Hong Kong corporation which was incorporated on March 6, 2008 and has been wholly owned by Almonds Kisses BVI since January 2013. Motion Tech is a British Virgin Islands company which was incorporated on October 7, 2007 and has been wholly owned by Almonds Kisses BVI since August 2013. Motion Tech is a property holding company which owns a residential property. TH Strategic is a Hong Kong corporation which was incorporated on March 16, 2010 and has been wholly owned by Almonds Kisses BVI since October 2013. ADGS Tax Advisory Limited (“ADGS Tax”) is a Hong Kong incorporated holding company incorporated on March 17, 2003 and owns certain customer lists and client bases which were purchased in 2005. ADGS Tax is 80% owned by ADGS Hong Kong. Dynamic Golden Limited which is also a Hong Kong incorporated company, which was 30% owned by ADGS Tax until November 19, 2013 and has since been 30% owned by Almonds Kisses BVI, owns an investment in residential real property located in Tuen Mun, New Territories, Hong Kong.

As a condition to the consummation of the Acquisition, on the Acquisition Date the officers and directors who were designees of Conqueror resigned as officers and directors of Life Nutrition Products, Inc. and the new officers and directors identified below were appointed as officers and directors of Life Nutrition Products, Inc.

The chart below presents our corporate structure:

ADGS Advisory, Inc. (formerly Life Nutrition Products, Inc.), a Delaware corporation

ê 100%

Almonds Kisses Limited (BVI), a British Virgin Islands company

ê 100%	ê 100%	ê 100%	ê 100%	ê 30%

ADGS Advisory Limited,	Vantage Advisory Limited,	TH Strategic Management	Motion Tech Development	Dynamic Golden
a Hong Kong corporation	a Hong Kong corporation	Limited, a Hong Kong corporation	Limited, a British Virgin Islands company	Limited, a Hong Kong corporation

ê 80%

ADGS Tax Advisory Limited
a Hong Kong corporation

The following table lists the directors and officers of the foregoing entities.

Corporate Name	Directors	Officers
Life Nutrition Products, Inc.	Li Lai Ying Tso Yin Yee Pang Yiu Kwong	CEO: Li Lai Ying CFO: Li Lai Ying COO: Tso Yin Yee
Almonds Kisses Limited (BVI)	Tso Yin Yee Tong Wing Shan Tong Wing Yee	CEO: Li Lai Ying CFO: Li Lai Ying COO: Tso Yin Yee
ADGS Advisory Limited	Tso Yin Yee Tong Wing Shan Tong Wing Yee	CEO: Li Lai Ying CFO: Li Lai Ying COO: Tso Yin Yee
Vantage Advisory Limited	Pang Yiu Kwong	CEO: Li Lai Ying CFO: Li Lai Ying COO: Tso Yin Yee
Motion Tech Development Limited	Tong Wing Yee	CEO: Li Lai Ying CFO: Tong Wing Shan COO: Tso Yin Yee
TH Strategic Management Limited	LI Hon Lun	CEO: Li Lai Ying CFO: Li Lai Ying COO: Tso Yin Yee
ADGS Tax Advisory Limited	Tong Wing Yee	CEO: Tong Wing Yee CFO: Tong Wing Yee
Dynamic Golden Limited	Woo Chai Cheung Tong Wing Yee	CEO: Tong Wing Yee CFO: Tong Wing Yee

Recent Acquisition

As indicated above, TH Strategic has been a wholly owned subsidiary of Almonds Kisses BVI since October 2013. Such acquisition was completed pursuant to an Agreement for Sale and Purchase of Shares entered into by Almonds Kisses BVI with Li Hon Lun pursuant to which on October 20, 2013 Almonds Kisses BVI acquired all of the issued and outstanding shares of TH Strategic from Li Hon Lun. TH Strategic is a Hong Kong based accounting services and business consulting firm.

In consideration for acquisition of the issued and outstanding shares of TH Strategic, Almonds Kisses BVI has agreed to pay Li Hon Lun the sum of HK $4.0 million (approximately US $516,000) payable in four equal monthly installments of HK $1.0 million (approximately US $129,000) each. Almonds Kisses has paid the first two installments and the remaining installments of HK $1.0 million each which were originally due December 15, 2013 and January 15, 2014 have been extended one month each to January 15, 2014 and February 15, 2014.

Subsequent to the year ended August 31, 2013, the Company has also acquired a client base from an unrelated party for consideration of approximately $155,000 (HK$1.2 million). The consideration is payable in four equal monthly installments of $38,700 (HK $300,000) each. The Company has paid three installments and the remaining installment of $38,700 will be due on December 30, 2013.

Description of Business

General

We provide a wide range of services in Hong Kong to individuals, small and medium sized businesses and charitable organizations in accounting, taxation, company secretarial, general corporate and consulting services. All of our business operations and services are performed in Hong Kong. However, we also maintain branch offices in Shenzhen, PRC and Bangkok, Thailand for marketing purposes only in order to attract potential clients to use our services in Hong Kong for businesses or other ventures which such potential clients may maintain in Hong Kong. Our primary business segments are described below.

Accounting and Corporate Services

Accounting

Our team of accounting business professionals can provide general accounting services for a business, including, but not limited to, bookkeeping services, including preparing a general ledger for a client, spreadsheet, income statements, cash flow statements and balance sheets, which services can be performed monthly, quarterly or annually; preparing other accounting and financial reports; providing assistance in managing compliance obligations; preparing and filing tax returns; providing assistance with payroll and invoicing, strategic planning, financial modeling and cash flow; evaluating accounting systems and processes; reporting key performance indicators and benchmarks; performing a business health check; and, providing a strategic cost management. Our business professionals can offer practical accounting and business solutions to assist our clients in identifying risks and opportunities, ensuring that their business remains profitable and competitive, and providing general guidance in building wealth and protecting assets.

Corporate Services

We believe our staff can provide expert advice and practical assistance to a company in managing its regulatory and reporting obligations along with monitoring its compliance and secretarial responsibilities. Such services which we can offer include:

▪	Company secretarial services;
▪	Corporate governance;
▪
The maintenance of records of contacts, nomination/appointment/resignation of directors, bank signatories, major shareholders according to the Memorandum and Article of Association (M&A) or Company Constitution;

▪	Meeting regulatory obligations relating to the preparation of annual general meetings and filing of annual returns;
▪	Administrative work for statutory requirements, such as preparation and maintenance of corporate records, bookkeeping, accounting, and financial transactions.

Tax Advisory

We have practicing members of the Hong Kong Institute of Certified Public Accountants (“HKICPA”) with more than ten years of taxation experience who can provide tax planning services for our clients. Such services can include:

▪	Preparation and filing a tax return;
▪	Calculating the estimated tax liability;
▪	Tax planning;
▪	Assist clients to reply to any inquiries issued by the taxing authorities;
▪	Act as the tax representative of our clients in connection with tax assessments.

Corporate Restructuring and Insolvency

We recognize that each year, there will be a percentage of unsuccessful businesses resulting in liquidation or company restructuring. We can offer the services of highly qualified insolvency practitioners whose goal is to rescue the situation and avoid formal bankruptcy or insolvency proceedings.

Our approach to client relationships is underpinned by a partner-led delivery of services. We have found that our partner-led approach creates a greater sense of trust, due to the stronger personal relationship developed. In this regard, we have an established history of working closely with financial institutions, law firms and smaller accountancy firms.

Our team of professionals has extensive local knowledge in conducting business reviews and advising lenders, directors and other stakeholders on options available to enterprises facing financial hardship. We can help a business to develop strategies to maximize returns and preserve the value of the business. Our services encompass all facets of:

▪	Company winding-up including voluntary winding-up and compulsory winding-up
▪	Personal bankruptcy
▪	Restructuring services
▪	Lender services
▪	Creditors’ rights
▪	Monitoring services
▪	Receivership
▪	Turnaround management

Multi-Disciplinary Advisory

Forensic and Litigation Advisory

We provide multidisciplinary, independent dispute advisory, investigative, data acquisition/analysis and forensic accounting services to clients throughout the life cycle of a litigation. Our team supports clients facing high stakes litigation, arbitration and compliance investigations, and regulatory scrutiny.

Our services include:

▪
Quantifying damages and providing independent expert opinion in a range of dispute situations relating to intellectual property, breach of contract, insurance claims, asset recovery and fraud/criminal investigations;

▪	Employing forensic accounting and complex modeling methods to provide insight on the facts and offer clarity on complex financial transactions;
▪	Independently tracing, gathering and analyzing critical information;
▪	Offering industry‐leading electronic evidence services that identify, preserve and collect relevant, structured information and analyze complex data.

Engineering Services

We can provide a diversified range of engineering services including waterworks engineering, water distribution system maintenance, slope safety detection, landslide risk prevention methods and buried water conduit testing. Established as a remedial specialist in Hong Kong, we have carried out small to large scale projects on behalf of public sector bodies.

Quantity Surveying

The function of the quantity surveyor is estimating and controlling construction cost. We can provide construction cost advice, construction cost estimating and advice relating to construction services which are affordable and tailored to a client’s specific needs. Quantity surveying services range from preliminary cost estimates during feasibility, project management and cost control during construction and tax depreciation schedules and sinking fund forecasts during post construction.

Business Development Service in PRC and Thailand

Although all of our business operations and services are performed in Hong Kong, we also maintain branch offices in Shenzhen, PRC and Bangkok, Thailand for marketing purposes only in order to attract potential clients to use our services in Hong Kong for businesses or other ventures which such potential clients may maintain in Hong Kong. In connection therewith, we have retained an individual who is a professional accountant and has been an investment banker with approximately 30 years of experience in the PRC and Australia to manage this new area of business for us. We believe there are a sufficient number of individuals and other entities in both the PRC and Thailand with business dealings in Hong Kong that justify our marketing efforts in those areas. However, there can be no assurance that we will be able to successfully manage and grow our business through such marketing efforts in both the PRC and Thailand.

Market Analysis

Although there are many consulting companies in Hong Kong providing similar services, we believe that that there a few consulting companies in Hong Kong that have professional standards equal to ours in the business segments in which we provide service. We believe the Company has a solid and loyal client base in a market that has experienced a certain level of sustained growth in recent years.

The following market trends seem to be the most important to our business:

Trend 1 – Accountancy service. Accountancy is a growing market. The tightening of financial regulations, in the wake of a number of recent scandals, and the onus being put on small businesses/individuals to submit accounts that meet stricter standards of compliance, should contribute to continued growth for the Company. Financial reporting and corporate governance are growth areas. The trend to outsource services is well established for businesses, and we believe such trend will continue and increase with the difficulty many companies face in finding suitable employees.

Trend 2 – Bookkeeping service. Presently, many small companies do not have full-time accountants for their accountancy work, and we believe many will use the services of an outside accountant or company to minimize operating costs and achieve a higher level of financial management oversight. Businesses regularly need the services of a qualified accountant to help compile or check that financial records are in order and up to date.

Trend 3 – Company secretarial service. According to Hong Kong Companies Ordinance, every company shall have a secretary. The company secretary shall (a) if an individual, ordinarily reside in Hong Kong; (b) if a body corporate, has its registered office or place of business in Hong Kong. The company secretary can also be a director. However, if there is only one director, he/she/it shall not also be the secretary of the company. We believe many companies in Hong Kong have only one director so they need to appoint a company secretary. Such services are offered and can be performed by us.

Trend 4 – Corporate recovery and insolvency services. As described above, each year there will be a percentage of unsuccessful businesses resulting in liquidation or company restructuring. We can offer the services of highly qualified insolvency practitioners. Our Chief Operating Officer, Tso Yin Yee and our Senior Assurance & Business Advisory Consultant, Pang Yiu Kwong are experienced insolvency practitioners having being appointed as Joint and Several Provisional Liquidators under Panel ‘T’ by Official Receiver’s Office under Government of Hong Kong Special Administrative Region.

Trend 5 – General consulting. With growing competition, increasing economic and business sophistication and regulatory compliance requirements, more companies need advice and strategies from experts and consultants across a wide range of specialties.

Customers

As mentioned above, our services are primarily provided to individuals, small and medium sized businesses and charitable organizations. In addition to our marketing efforts to attract potential new clients, we have in the past purchased customer lists and client bases from unrelated third parties in order to increase our customer base. Prior to our formation, customer lists and client bases were purchased in 2005 by ADGS Tax and customer lists and client bases were purchased in 2011 by ADGS Hong Kong. Such customer lists and client bases were purchased from unrelated accounting firms and secretarial companies and are accounted for as intangible assets and amortized using the straight line method over a period of 10 years. In addition, in September 2013, we acquired a new client base from an unrelated party, and in October 2013, we further increased our client base by purchasing all of the issued and outstanding shares of TH Strategic whereby TH Strategic became a wholly owned subsidiary of Almonds Kisses BVI. TH Strategic is a Hong Kong based accounting services and business consulting firm. In the future, we expect that we will seek to purchase other customer lists and client bases, as well as possibly purchasing other businesses, as part of our overall growth strategy, although there can be no assurance that we will be able to do so on terms which will be acceptable to us.

Our Competition

Competition in the general field of business consulting is quite intense in Hong Kong. Although numerous established companies offer a variety of services to different customer segments, we consider competition in our focus market niche of small and medium business to be modest. Customers in this segment strongly rely on the consultant’s professional qualifications and the ability to come up with viable solutions in a timely and cost effective manner. Although we believe that we have unique strengths compared with our competitors, our industry is highly competitive and our continued success depends upon our ability to compete effectively in markets that contain numerous competitors across the country, some of which have significantly greater financial, marketing and other resources than we have. New or existing competition that uses a business model that is different from our business model may put pressure on us to change so that we can remain competitive.

We believe we achieve a competitive edge among the bookkeeping and accountancy services due to the combination of CPA oversight we maintain with lower-level, inexpensive labor. Clients will receive the advantage of having a CPA review their books and provide additional advice when appropriate, while not paying much more than they would to hire their own bookkeeper.

In addition, for other consultancy services such as taxation, insolvency and other general consulting, we have a wide range of professionals in house who can provide complete, reliable and high quality services to our clients.

We believe the larger consulting firms tend to ignore the small business market because they are better positioned to serve larger businesses. Many of these large consulting firms have several hundred employees and we believe are generally not interested in dealing with small and medium business.In addition, we believe we offer more diversified services than many other small consulting companies who tend to offer services to particular industries and restrict themselves in the services they offer.

Government Regulation

Our services generally are not subject to governmental regulation in the markets in which we operate. However, our clients may require that we comply with certain rules and regulations even if those rules and regulations do not actually apply to us. In addition, our clients may require that certain of our service providers who provide services maintain certain professional licenses in order to provide the appropriate services for that particular client. We are also governed by laws in Hong Kong regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers compensation. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our services, as well as the imposition of fines and penalties, which could have a material adverse effect on our operations.

Our Employees

We currently employ 30 full time people consisting of 3 executive management, 5 senior consultants and 22 staff. We require our employees to have appropriate education, training or work experience in their respective fields. We believe that our management team possesses in-depth knowledge critical to our Company’s success and is capable of identifying and seizing market opportunities, and implementing our business plans. We believe we are in material compliance with all applicable labor and safety laws and regulations in Hong Kong.

Item 1A.  Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

Our company has limited operating history, which makes it difficult to predict our future prospects and financial performance. We have only been engaged in our current business operations since March 2011. While we have audited financial statements for the full fiscal years ended August 31, 2013 and 2012, our audited financial statements for the year ended August 31, 2011 reflect only six months of operations. Due to this limited operating history, it may be difficult to evaluate our business prospects and financial performance. While we achieved net income for the fiscal year ended August 31, 2013, we sustained a net loss for each of the fiscal years ended August 31, 2012 and August 31, 2011. There can be no assurance that we can maintain profitability beyond fiscal 2013. Further, our future operating results depend upon a number of factors, including our ability to manage our growth, retain and increase our customer base and to successfully identify and respond to any emerging trends in our market areas.

We may have difficulty in managing our future growth and any associated increased scale of our operations. We expect to expand through both organic growth and acquisitions. Our future expansion may place a significant strain on our managerial, operational, technical and financial resources. In order to better allocate our resources to manage our growth, we must hire, recruit and manage our workforce effectively and implement adequate internal controls in a timely manner. If we are unable to effectively manage our growth and the associated increased scale of our operations, our business, financial condition and results of operations could be materially and adversely affected.

Our business requires significant and continuous capital investment. We will require a high level of capital expenditure in the foreseeable future to fund our future growth. We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;
•	the condition of the global and domestic financial markets; and
•	changes in the monetary policy of the Hong Kong governments with respect to bank interest rates and lending practices.

If we require additional funds and cannot obtain them on acceptable terms when required or at a reasonable financing cost or at all, we may be unable to fulfill our working capital needs or expand our business. These or other factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any of these factors may have a material adverse effect on our business, financial condition and results of operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended August 31, 2012 and 2013 have been prepared assuming that we will continue as a going concern. Although the Company had a working capital surplus of $80,850 at August 31, 2013, the Company had payables in excess of cash and receivables of $2,856,376. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations as they come due, to obtain additional financing as may be required and maintain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm's report on the financial statements as of and for the year ended August 31, 2013, contained an emphasis paragraph regarding our ability to continue as a going concern. Management plans to continue its efforts to raise funds through debt or equity in the near future to sustain our operations.

Our bank loans present a significant risk.   To date, we have significantly relied upon debt financings to fund our operations.  At August 31, 2012 (audited) and August 31, 2013 (audited), we had outstanding bank loans in the principal amount of $2,524,985 and $2,286,785, respectively. Bank overdraft facilities have been obtained and the outstanding balance was $744,077 as of August 31, 2013. Financing in assets under capital lease was recorded at $14,599 as of August 31, 2012 and has increased to $112,081 during to the expansion in business.  As of August 31, 2013, a related party loan of $750,726 has been arranged with one of the major shareholders and this loan has been borrowed to finance the acquisition of Motion Tech Development Limited, a property holding company in 2013.  The loan is unsecured, non-interest bearing and will be due on August 31, 2017.  Interest expense (excluding capital lease interest) were $47,332 and $151,872 for the year ended August 31, 2012 and 2013 respectively.  Such loans are primarily term loans with maturity dates ranging from November 2013 to December 2035.  Approximately $1.5 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2013, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations.  This presents a significant risk to the Company in that the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position.  Any of such events will likely have a materially detrimental effect on the Company.

If we are unable to attract and retain senior management and personnel, our operations, financial condition and prospects could be materially adversely affected. Our future success depends in part on the contributions of our management team and key personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing services of Li Lai Ying, Tso Yin Yee, Pang Yiu Kwong and Tong Wing Shan. There is significant competition in our industry for qualified managerial, key personnel and we cannot assure you that we will be able to retain our key senior managerial and other personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our operating costs may increase. Costs in Hong Kong are generally expected to increase. If our labor costs or other operating costs increase and we cannot increase our services efficiency to offset any such increase or pass any such increase on to our customers, our business, financial condition and results of operations may be materially and adversely affected.

The industry in which we operate is highly competitive. Competition in the general field of business consulting is quite intense in Hong Kong. Although numerous established companies offer a variety of services to different customer segments, we consider competition in our focus market niche of small and medium business to be modest. Customers in this segment strongly rely on the consultant’s professional qualifications and the ability to come up with viable solutions in a timely and cost effective manner. Although we believe that we have unique strengths compared with our competitors, our industry is highly competitive and our continued success depends upon our ability to compete effectively in markets that contain numerous competitors across the country, some of which have significantly greater financial, marketing and other resources than we have. New or existing competition that uses a business model that is different from our business model may put pressure on us to change so that we can remain competitive.

We may be subject to disputes with employees or other third parties. The businesses we operate involve dealings with both permanent and temporary employees as well as numerous third parties and customers, and we may be subject to claims or litigation involving such employees or third parties from time to time such as labor disputes and claims under business contracts with customers and others. We may also be subject to labor disputes, labor shortages or other impositions on our business operations, if we are unable to amicably resolve disputes with any such parties. We cannot assure you that any such disputes will not arise in the future and that the occurrence of one or multiple disputes will not have a material adverse effect on our business and financial condition.

Our insurance coverage may be insufficient to cover our business risks. We face various operational risks in connection with our business. However, we are not insured against certain risks. Any losses and liabilities for which we are not insured or our insurance coverage is inadequate to cover the entire liability may have a material adverse effect on our business, financial condition and results of operations. In the event that we incur substantial losses or liabilities and our insurance does not cover such losses or liabilities adequately or at all, our business, financial condition and results of operations may be materially and adversely affected.

We have extended significant loans in the past that do not generate income or have fixed repayment terms and which may have affected our ability to do business. During fiscal 2012 and 2013, we made significant advances of cash to one of our two largest principal shareholders who is also the Company’s current Chief Financial Officer and daughter of our Chief Executive Officer and Chairman. Although most of such advances have been repaid to the Company, such advances may have detrimentally affected our ability to do business insofar that such advances represented a major portion of the Company’s available cash. At August 31, 2013, the balance due from such shareholder was $418,658. The advances to shareholder are unsecured, non-interest bearing without fixed repayment terms although the shareholder has re-arrange her financing arrangements with banks and repaid most of the amounts during the last quarter of 2013. Such shareholder previously informally agreed to repay such amounts on or before November 1, 2013 but has since revised such date to February 28, 2014. Although such advances are no longer being made to such shareholder, such advances have not generated income to the Company and may have detrimentally affected our ability to grow the business for the benefit of all of the shareholders.

Risks Related to Doing Business in Hong Kong

Substantially all of our revenues to date are derived from our operations in Hong Kong. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to risks of doing business in Hong Kong.

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to you and us. The Hong Kong legal system is a civil law system based on written statutes. The overall effect of legislation over the past approximately 25 years has significantly enhanced the protections afforded to various forms of foreign investment in Hong Kong. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Hong Kong administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

If tax benefits currently available to us in Hong Kong were no longer available, our effective income tax rates for our Hong Kong operations could increase. To date, all our net income has been generated from our Hong Kong operations. Our net income could be adversely affected by any change in the current tax laws in Hong Kong.

Foreign Exchange Risk. While our reporting currency is the US Dollar, our revenues, costs and expenses are denominated in HKD. All of our assets are denominated in HKD. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and HKD. If the HKD depreciates against the US Dollar, the value of our HKD revenues, earnings and assets as expressed in our US Dollar financial statements will decline. To date,we have not entered into any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to change in foreign currency rates.

Future inflation in Hong Kong may inhibit our ability to conduct business profitably. In recent years, the Hong Kong economy has experienced periods of rapid expansion and high rates of inflation. High inflation may in the future cause the Hong Kong government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in Hong Kong, and thereby harm the market for our services.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in Hong Kong. Substantially all of our assets will be located in Hong Kong and our officers and our present directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in Hong Kong, which could impair our planning processes and make it difficult to provide accurate reports of our operating results. Although we will be required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in Hong Kong in these areas. As a result of these factors, we may experience difficulty in establishing the required controls, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times. If we are unable to establish the required controls, market makers may be reluctant to make a market in our stock and investors may be reluctant to purchase our stock, which would make it difficult for you to sell any shares of common stock that you may own or acquire.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business. Banks and other financial institutions in Hong Kong do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our employees and other creditors, we may be unable to continue in business.

Risks Relating to Our Common Stock and Our Status as a Public Company

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements. As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. We have not yet evaluated the internal control systems of Almonds Kisses (BVI) and its subsidiaries in order to allow our management to report on our internal controls on a consolidated basis as required by these requirements of SOX 404. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

In addition, because of recent failures of Chinese businesses and losses sustained by public investors, we are likely to encounter a heightened level of scrutiny from regulators, including the Securities and Exchange Commission, diverting our management’s attention and increasing our costs.

Our management is not familiar with the United States securities laws. Our management is generally unfamiliar with the requirements of the United States securities laws, which could adversely impact our ability to comply with legal, regulatory, and reporting requirements of those laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which are necessary to maintain public company status, and could result in investigations by the Securities and Exchange Commission, and other regulatory authorities that could be costly, divert management’s attention and disrupt our business, If we were to fail to fulfill those obligations, our ability to operate as a public company would be in jeopardy, in which event you could lose your entire investment in our company.

There is a limited public trading market for our common stock, which may have an unfavorable impact on our stock price and liquidity. There has been a limited trading market for our common stock in the past and there can be no assurance that a trading market in our shares of common stock will further develop and be sustained. There were no reported trades in our common stock during the fiscal years ended August 31, 2012 and 2013. The first reported trade in fiscal 2014 occurred on November 15, 2013. The trading market for securities of companies quoted on the OTCQB or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange. The quotation of our shares on the OTCQB or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Since our Certificate of Incorporation authorizes the issuance of two million shares of “blank-check” preferred stock, our Board of Directors will have authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over our company. Our Certificate of Incorporation authorizes our board of directors to issue up to 2,000,000 shares of preferred stock, of which none have been issued to date. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. These terms may include preferences as to dividends and liquidation, voting rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We may, in the future, issue additional shares of our common stock, which would reduce investors' percent of ownership and may dilute our share value. Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, of which 25,000,000 shares have been issued and are outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The price of our common stock may be adversely impacted by developments applicable to other Chinese companies. There has been substantial press regarding certain Chinese companies that have apparently engaged in frauds and deceptive practices resulting in significant losses to investors. Such activities and the resulting negative press has had a negative impact on the prices of the stocks of Chinese companies generally. There is no guarantee that such that such activities will not continue causing investors to avoid buying our stock. Such activities could have a depressive impact on the price of our common stock.

Increased scrutiny of Chinese companies by short-sellers. The fraudulent activities of certain Chinese issuers have encouraged analysts to investigate Chinese companies in an effort to discredit the disclosures in their public filings or otherwise uncover deceptive practices. If such analysts elect to investigate a company they will often short the stock and release materials disparaging the issuer or questioning the accuracy of its public disclosures. Given the current environment for Chinese stocks, if an analyst were to publish a negative article about us, it could cause an immediate and substantial decline in the price of our stock, regardless of the accuracy of the claims in the article.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings. The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
•	customer demand for our services;
•	investor perceptions of our industry in general and our Company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	announcements by us or our competitors of new services, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Recently adopted SEC rules prohibit a reverse acquisition company from listing on a national securities exchange until the company has been in the U.S. over-the-counter market or on another regulated U.S. or foreign exchange for at least one complete fiscal year. Recently adopted SEC rules seek to improve the reliability of the reported financial results of reverse acquisition companies by requiring a pre-listing “seasoning period” during which the post-reverse acquisition public company must produce financial and other information in connection with its required SEC filings. The company also must maintain a requisite minimum share price for at least 30 of the most recent 60 trading days prior to the date of the initial listing application and the date of listing on any national securities exchange. By virtue of such rules it is unlikely that we will be eligible to list on a national securities exchange for at least one year following the Acquisition of Almonds Kisses BVI, and only if our stock trades above the requisite minimum price in accordance with the listing requirements of the applicable national securities exchange.

Item 1B.	Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Properties.

The Company leases office space in Hong Kong which maintains its principal executive offices located at Units 2611-13A, 26/F, 113 Argyle Street, Mongkok, Kowloon, Hong Kong, SAR under an operating lease which has been extended to June 2015, with a fixed monthly rent expense of approximately $10,576 USD per month.  We also maintain a branch office in Shenzhen, PRC located at 19A, Building 1, China Phoenix Building, Futian District, Shenzhen, PRC, and a branch office in Bangkok, Thailand located at Level 8 Zuellig House Building, No. 1-7, Silom Road, Silom Sub-District, Bangrak District, Bangkok 10500 Thailand.  Management believes that the facilities are adequate for the Company’s current needs and for the foreseeable future.

In addition, Motion Tech Development Limited, a property holding company which has been a 100% owned subsidiary of the Company since August 2013, is the owner of a residential property located Tai Po which is an area in the New Territories of Hong Kong.  The property is used as collateral for a banking facility.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the over-the-counter market and since July 19, 2013 has been quoted on the OTCQB, officially part of the OTC Market Group’s OTC Link quotation system, under the symbol “ADGS”. Prior thereto, our common stock was quoted under the symbol “LIPN”. For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. There were no reported trades in our common stock during the fiscal years ended August 31, 2012 and 2013. The first reported trade in fiscal 2014 occurred on November 15, 2013.

Year ended August 31, 2012	High	Low

Sept. 1, 2011 to Nov. 30, 2011	$0.00	$0.00
Dec. 1, 2011 to Feb. 28, 2012	$0.00	$0.00
March 1, 2012 to May 31, 2012	$0.00	$0.00
June 1, 2012 to Aug. 31, 2012	$0.00	$0.00

Year ended August 31, 2013	High	Low

Sept. 1, 2012 to Nov. 30, 2012	$0.00	$0.00
Dec. 1, 2012 to Feb. 28, 2013	$0.00	$0.00
March 1, 2013 to May 31, 2013	$0.00	$0.00
June 1, 2013 to Aug. 31, 2013	$0.00	$0.00

Year ending August 31, 2013	High	Low

Sept. 1, 2013 to Nov. 30, 2013	$0.60	$0.30

Holders

As of December 15, 2013, there were approximately 50 record holders of our common stock.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Rule 144

Prior to completion of the Transaction, we were considered a shell company. As a result, we are subject to the provisions of Rule 144(i) which limit reliance on Rule 144 by shareholders owning stock in a shell company. Under current interpretations, unregistered shares issued after we first became a shell company cannot be resold under Rule 144 until the following conditions were met:

●	we ceased to be a shell company;
●	we remained subject to the Exchange Act reporting obligations;
●	we filed all required Exchange Act reports during the preceding 12 months; and
●	at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended August 31, 2012 and 2013 that were not registered under the Securities Act of 1933, as amended:

On February 7, 2013, and as a condition to the closing of the Acquisition, we issued 750,000 shares of common stock to Wang Yu Long, a designee of Conqueror, pursuant to a subscription agreement dated January 5, 2013 between Conqueror and the Company whereby Conqueror agreed to accept 750,000 shares in exchange for funds advanced and other loans made by Conqueror to the Company prior to the date thereof in the amount of $160,038. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation S thereunder. Wang Yu Long is not a “US Person” (as defined in Rule 902 of Regulation S) and the certificate representing the shares issued has been endorsed with a restrictive legend consistent with that exemption.

On April 12, 2013, we issued an aggregate of 20,155,000 shares of our common stock to the eight former shareholders of Almonds Kisses BVI in connection with the Acquisition in exchange for all of the outstanding shares of capital stock of Almonds Kisses BVI. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation S thereunder. None of such former shareholders of Almonds Kisses BVI is a “US Person” (as defined in Rule 902 of Regulation S) and the certificates representing the shares issued to each of them was endorsed with restrictive legends consistent with that exemption.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and notes to those financial statements for the years ended August 31, 2013 and 2012, that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

All amounts are in U.S. Dollars unless otherwise noted.

Company Overview

Unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to the combined business of ADGS Advisory, Inc., formerly known as Life Nutrition Products, Inc., a Delaware corporation, and its direct and indirect wholly-owned subsidiaries, Almonds Kisses Limited (BVI), a British Virgin Islands company, ADGS Advisory Limited, a Hong Kong corporation, Vantage Advisory Limited, a Hong Kong corporation, Motion Tech Development Limited, a British Virgin Islands company, and TH Strategic Management Limited, a Hong Kong corporation, as well as ADGS Tax Advisory Limited, a Hong Kong corporation which is an 80% owned subsidiary, and Dynamic Golden Limited, a Hong Kong corporation which is 30% owned by ADGS Tax Advisory Limited. Pursuant to a Certificate of Amendment to the its Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, the Company changed its corporate name from “Life Nutrition Products, Inc.” to “ADGS Advisory, Inc.”.

We are primarily engaged in providing accounting, taxation, company secretarial, general corporate and consultancy services in Hong Kong.

On April 12, 2013, we acquired 100% of the issued and outstanding capital stock of Almonds Kisses Limited (BVI) (“Almonds Kisses BVI”) in exchange for 20,155,000 shares of our common stock, representing in the aggregate approximately 80.1% of our issued and outstanding shares of common stock.

Almonds Kisses BVI was incorporated on March 1, 2011 as a limited liability company in the British Virgin Islands.  ADGS Advisory Limited (“ADGS Hong Kong”) is a Hong Kong corporation which was incorporated on April 28, 2011 and had been wholly owned by the same group of shareholders until being acquired by Almonds Kisses BVI pursuant to a reorganization completed in 2012 to prepare for the Transaction.  Vantage Advisory Limited is a Hong Kong corporation which was incorporated on March 6, 2008 which has been wholly owned by Almonds Kisses BVI since January 2013.  Motion Tech is a British Virgin Islands company which was incorporated on October 7, 2007 and has been wholly owned by Almonds Kisses BVI since August 2013.  Motion Tech is a property holding company which owns a residential property.  TH Strategic Management Limited is a Hong Kong corporation which was incorporated on March 16, 2010 which has also been wholly owned by Almonds Kisses BVI since October 2013.  ADGS Hong Kong owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company.  Dynamic Golden Limited which is also a Hong Kong incorporated company, which was 30% owned by ADGS Tax until November 19, 2013 and has since been 30% owned by Almonds Kisses BVI, owns an investment in residential real property located in Tuen Mun, New Territories, Hong Kong.

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc. (formerly Life Nutrition Products, Inc.), a Delaware corporation

ê 100%

Almonds Kisses Limited (BVI), a British Virgin Islands company

ê 100%	ê 100%	ê 100%	ê 100%	ê 30%

ADGS Advisory Limited,	Vantage Advisory Limited,	TH Strategic Management	Motion Tech Development	Dynamic Golden
a Hong Kong corporation	a Hong Kong corporation	Limited, a Hong Kong corporation	Limited, a British Virgin Islands company	Limited, a Hong Kong corporation

ê 80%

ADGS Tax Advisory Limited
a Hong Kong corporation

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

The accompanying audited consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and   expenses during the reporting year. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets and valuation allowances for receivables. Actual results could differ from those estimates.

The consolidated financial statements include all accounts of the Company and its subsidiaries as disclosed in note 1.  All material inter-company balances and transactions have been eliminated in consolidation.

As both the Company and its subsidiaries, ADGS Hong Kong and ADGS Tax are under common control, the financial statements of the Company have been presented as if the receipt of assets and liabilities of the subsidiaries at their net carrying amount been entered into as of March 1, 2011 in accordance with ASC 805-50-15-6. Accordingly, financial information related to periods prior to the assets and liabilities are that of the Company’s subsidiaries.

The accompanying financial statements are presented on a going concern basis.  Although the Company had a working capital surplus of $80,850 at August 31, 2013, the Company had payables in excess of cash and receivables of $2,856,376.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Our continuation as a going concern is dependent on our ability to meet our obligations as they become due, to obtain additional financing as may be required and maintain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm's report on the financial statements as of and for the year ended August 31, 2013, contained an emphasis paragraph regarding our ability to continue as a going concern. Management plans to continue its efforts to raise funds through debt or equity in the near future to sustain our operations.

Revenue recognition

The Company generates revenue primarily from providing accounting, taxation, company secretarial, consultancy services, consultancy service for slope inspection and rental income.

(i)   Revenue generates from providing accounting, taxation, company secretarial and consultancy services is recognized when persuasive evidence of an arrangement exists, the related services are provided and when the collection is probable, the price is fixed or determinable and collectability is reasonably assured. The Group generates its revenues from providing professional services under fixed-fee billing arrangements.

In fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee in monthly installments over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term.

(ii)  Consultancy service for slope inspection represents under fixed price contract is recognized when the related services are provided and when the collection is probable, the price is fixed or determinable and collectability is reasonably assured.

(iii)  Rental income

Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight-line basis over the lease term.

Purchased intangible assets and goodwill

The Company assesses the useful lives and possible impairment of existing recognized intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

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

Income taxes

The Company accounts for income taxes under FASB ASC Topic 740 “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Company records uncertain tax positions when it is more likely than not that the tax positions will not be sustained upon examination by the respective tax authority.

The Company recognizes interest and penalty related to income tax matters as income tax expense. As of August 31, 2013 and August 31, 2012, there was no penalty or interest recognized as income tax expenses.

Economic and political risks

The major operations of the Company are conducted in Hong Kong, the PRC. Accordingly, the political, economic, and legal environments in Hong Kong, the PRC, as well as the general state of Hong Kong’s economy may influence the business, financial condition, and results of operations of the Company.

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

Trends and Uncertainties

Insofar that our revenues are mainly derived from providing professional services to our clients under fixed-fee billing arrangements, the number of clients we have at any given time and the fees billed are the Company’s key uncertainties. The recent growth in revenues was primarily due to the acquisition of customer lists and client bases in 2011 and, therefore, we cannot be certain that this growth represents a trend which will continue although we have recently made acquisitions and we plan to make additional acquisitions in the upcoming years and we are regularly exploring such opportunities which may benefit our business and increase our revenues. In the future, we expect that we will seek to purchase other customer lists and client bases as part of our overall growth strategy, although there can be no assurance that we will be able to do any of the foregoing on terms which will be acceptable to us.

Other key uncertainties include our high leverage and highly variable interest expense.  To date, we have significantly relied upon debt financings to fund our operations.  At August 31, 2012 (audited) and August 31, 2013 (audited), we had outstanding bank loans (excluding bank overdrafts) in the principal amount of $2,524,985 and $2,286,785, respectively.  We also had bank overdrafts of $744,077 as of August 31, 2013.  Interest expense from bank loans and overdrafts (excluding capital lease interest) for the year ended August 31, 2013 was $151,872 and for year ended August 31, 2012 was $47,332.  Such loans are primarily term loans with maturity dates ranging from November 2013 to October 2037.  Approximately $0.5 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2013, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations.  See “Risk Factors” elsewhere in this report for further discussion of these uncertainties and others.

In addition to the foregoing, as of August 31, 2013, advances to shareholder total $418,658. See “Certain Relationships and Related Transactions, and Director Independence” elsewhere herein. The advances to shareholder represent unsecured, non-interesting bearing loans without fixed repayment terms. Although most of such advances have been repaid to the Company, such advances may have detrimentally affected our ability to do business insofar that such advances represented a major portion of the Company’s available cash. These advances were provided as a special accommodation to such shareholder whose personal properties were provided as collateral for bank loans obtained by the Company. Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder previously informally agreed to repay such amounts on or before November 1, 2013 but has since revised such date to February 28, 2014. The foregoing represents another key uncertainty since no assurance can be made that such advances will be repaid on or before February 28, 2014 or at all. In addition, although such advances are no longer being made to such shareholder, such advances have not generated income to the Company and may have detrimentally affected our ability to grow the business for the benefit of all of the shareholders.

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

Year Ended August 31, 2013 compared to Combined Results for the Year Ended August 31, 2012

The following table presents the consolidated statements of operations of the Company for the year ended August 31, 2013 (“Y2013”) as compared to the year ended August 31, 2012  (“Y2012”).

	For the year ended August 31, 2013	For the year ended August 31, 2012

Revenue	$3,198,160	$1,705,024
Less: Operating expenses
Direct cost of revenue	(1,425,678)	(1,308,729)
General and administrative expenses	(842,932)	(544,710)
Operating profit/(loss)	929,550	(148,415)
Other income	2,494	-
Other expenses	(154,947)	(47,754)
Net profit/(loss)	777,097	(196,169)
Income tax expenses	(152,300)	-
Other comprehensive income	(10,395)	28
Total comprehensive income/(loss)	614,402	(196,141)
Comprehensive loss attributable to non-controlling interests	22,813	22,684
Comprehensive income/(loss) attributable to Almonds Kisses	$637,215	$(173,457)

Revenue

Our business for the Y2013 expanded rapidly. We recorded of $3.2 million for Y2013, representing an increase of $1.5 million as compared to the results of $1.7 million for Y2012. The increase was primarily due to the increase of revenue stream in corporate restructuring, insolvency services and multi-disciplinary advisory services and a steadily growth in accounting and corporate services.

General and administrative expenses

	For the year ended August 31, 2013	For the year ended August 31, 2012	% change

Revenue	$3,198,160	$1,705,024	+88%
Less: Operating expenses
Direct cost of revenue	(1,425,678)	(1,308,729)	+9%
General and administrative expenses	(842,932)	(544,710)	+55%
Operating profit/(loss)	$929,550	$(148,415)	+726%

The significant increase in general and administrative expenses is mainly caused by the increase of revenue stream in our services which led to more general and administrative expenses incurred.

Other expense

Other expense represents the interest expense for the bank loans of $154,947 and $47,754 in Y2013 and Y2012 respectively. The increase in the amount is mainly caused by the increase in bank overdrafts of $0.7m made to the Company in Y2013.

Other comprehensive income

Other comprehensive income represents the foreign currency translation adjustment of $10,395 and $28 in Y2013 and the Y2012 respectively.

Liquidity and Capital Resources

As of August 31, 2013, we had cash on hand of $164,314, which represented an increase of $35,313 from $129,001 as of August 31, 2012, other current assets of $1,452,763, and other current liabilities of $1,391,113. Working capital was $225,964 and the ratio of current assets to current liabilities was 1.2 to 2 as of August 31, 2013.

As of August 31, 2013 we had long term debt of $3,453,612, which represented an increase of $1,843,035 from $1,610,577 as of August 31, 2012; total assets of $4,765,877 as of August 31, 2013 representing an increase of $2,893,621 from $1,872,256 as of August 31, 2012. The ratio of long term debts to total assets was 0.7 to 1 as of August 31, 2013.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our management plans to continue its efforts to raise funds through debt or equity in the near future to sustain its operations.

The following is a summary of cash provided by or used in each of the indicated type of activities during the year ended August 31, 2013 and 2012, respectively:

	For the year ended August 31, 2013	For the year ended August 31, 2012
Cash provided by (used in):
Operating activities	$1,054,287	$(17,320)
Investing activities	(1,926,451)	(94,800)
Financing activities	907,202	230,231
Effect of change of exchange rates	275	(17)

Cash, beginning of period	129,001	10,907
Cash, end of period	$164,314	$129,001

Net cash provided by operating activities was $1,054,287 for the year ended August 31, 2013, as compared to net cash used in operating activities of $17,320 for Y2012. The increase was mainly due to a net profit of $624,625, deferred revenue of $580,241, income tax payable of $192,075 and accrued liabilities of $192,075, offset by accounts receivable of $(564,561). The decrease in Y2012 was mainly due to a net loss of $(196,169), a $(27,320) utility and other deposits increase driven by moving to a new office, and an increase of $(18,518) prepaid expenses for the Company’s transaction pursuant to the Share Exchange Agreement, offset by amortization of intangible assets adjustments of $179,496.

Net cash used in investing activities was $(1,926,451) in Y2013, as compared to net cash used in investing activities of $94,800 for Y2012. The increase was mainly due to the purchase of property and equipment which amounted to $1,935,864.

Net cash provided by financing activities was $907,202 in Y2013, as compared to $230,231 in Y2012.  The increase in Y2013 was primarily caused by repayment of related party advances (shareholder) of $4,655,559, advances received from the same related party of $750,445 in Y2013, bank loans of $1,230,111 and bank overdrafts of $744,077, offset by related party advances of $(4,831,702) and repayment of bank loans of $(1,483,361).  The decrease in Y2012 was primarily caused by repayment of related party advances of $3,951,854, bank loans of $2,571,199 and income received on behalf of the Company of $348,897, offset by related party advances of $(6,591,003). The advances to shareholder represented unsecured, non-interesting bearing loans without fixed repayment terms.  Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder previously informally agreed to repay such amounts on or before November 1, 2013 which date has been revised to February 28, 2014.

The Company had bank loans with outstanding principal of $2.3 million as of August 31, 2013 and $2.5 million as of August 31, 2012. Summary of total bank loans is as follows:

Nature of loans	Terms of loans	Outstanding loan amount	Current annualized interest rate	Collateral

Term loan	Ranging from 1 year to 25 years	$2,286,785	Ranging from annual rate from 0.38% to 6.98%	Property and personal guarantee from related party and third party

		$2,286,785

The valuations for the above collaterals on August 15, 2013 were approximately $3.7m while the total outstanding loan amount was approximately $2.3m.

The Company had assets held under capital leases, which represent leases of motor vehicle. The cost of motor vehicle under capital lease was $154,040 at August 31, 2013. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of August 31, 2013 are as follows:

Amount
Year ending August 31,
2014	$27,345
2015	27,345
Thereafter	65,442
Total minimum lease payment	$120,132
Less: Imputed interest	(8,051)
Present value of net minimum lease payments	$112,081
Less: Current maturities of capital leases obligations	(23,775)
Long-term capital leases obligations	$88,306

Material capital expenditure commitments

We anticipate that we will require a high level of capital expenditure in the foreseeable future to fund our future growth. We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources. Currently, the Company has not entered into any agreements for any potential acquisitions. As a result, there are no material capital expenditure commitments as of August 31, 2013.

Contractual Obligations

The following table sets forth information regarding the Company's contractual payment obligations excluding the bank overdrafts of $0.7 million as of August 31, 2013.

		Payment due by period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Borrowing:
- Capital lease	$120,132	$27,345	$54,690	$38,097	$-
- Bank loan	2,286,785	107,548	232,556	169,745	1,776,936
- Loan from a related party	750,726	-	-	750,726	-

Operating lease obligation:
- Office rental	228,276	134,105	94,171	-	-
	$3,385,919	$268,998	$381,417	$958,568	$1,776,936

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

We may be exposed to interest rate risk in relation to the bank loans we maintain. The interest rate risk is managed by the Directors of the Company on an ongoing basis with the primary objective of limiting the extent to which interest expense could be affected by adverse movement in interest rates. A 100 basis point increase or decrease is used when reporting interest rate risk internally to key management personnel and represents management’s assessment of the reasonably possible change in interest rates. If interest rates had been 100 basis points higher/lower and all other variables were held constant, the Company’s post-tax profit for the year ended August 31, 2013 would increase/decrease by US$8,105 as compared with the combined post-tax profit for the year ended August 31, 2012.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements annexed to this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of April 29, 2013, the Company engaged Union Power HK CPA Limited (“Union Power HK”) as its principal independent accountants to audit the financial statements of the Company. Union Power HK replaces Wei, Wei & Co., LLP, which firm was dismissed as the principal independent accountants of the Company effective as of April 29, 2013. The Company’s Board of Directors considered the matter and approved the change in the Company’s principal independent accountants.

During the Company’s two most recent fiscal years preceding the dismissal of the former accountants and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s two most recent fiscal years preceding the dismissal of the former accountants and any subsequent interim period preceding the date hereof, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of August 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Position	Has Served as Director Since

Li Lai Ying	57	Chairman, Chief Executive Officer, Secretary and Director	April 2013

Tso Yin Yee	38	Chief Operating Officer and Director	April 2013

Tong Wing Shan	36	Chief Financial Officer	-

Pang Yiu Kwong	50	Director	April 2013

The following sets forth information about our directors and executive officers:

Li Lai Ying has been our Chairman of the Board, Chief Executive Officer, Secretary and a Director since April 2013. From April 2013 to November 2013, she was also our Chief Financial Officer. She has been Chief Executive Officer of ADGS Hong Kong since April 2011. She will be responsible for the strategic planning, overall operation of the Company and will oversee the financial reporting matters for the Company. Ms. Li has served as a Director of Rodney Engineering Company Limited (“Rodney”) since 1980 which company provides construction auditing and construction management services. Ms. Li holds overall responsibility of Rodney for daily operation and management. She has over 30 years experience in project management and construction auditing. Ms. Li’s leadership experience and knowledge were important qualifications considered in designating her for appointment to the Board. In addition, as the Chief Executive Officer, her presence on the Board will assist the Board in remaining informed regarding the operations of the Company and the progress on business plans.

Tso Yin Yee has been our Chief Operating Officer and a Director since April 2013. She has been Chief Operating Officer and a Director of ADGS Hong Kong since April 2011. She will oversee the daily business operations of the Company. Ms. Tso is a Practicing Certified Public Accountant in Hong Kong since January 2005 and received her bachelor’s degree in accountancy from the Hong Kong Polytechnic University. From May 2006 to March 2011, she was a Director of Honest Joy Accounting Service Co., Ltd. Ms. Tso is an experienced insolvency practitioner being appointed as Joint and Several Provisional Liquidator under Panel ‘T’ by Official Receiver’s Office under Government of Hong Kong Special Administrative Region for the period of 24 months from January 1, 2012 to December 31, 2013. This background and Tso Yin Yee’s experiences as a professional in accountancy and insolvency led to the conclusion that she should serve as a director of the Company.

Tong Wing Shan, Michelle has been our Chief Financial Officer since November 2013 and has been a director of Almonds Kisses BVI, the Company’s wholly owned subsidiary since its inception in March 2011, and a director of ADGS Advisory Limited, a Hong Kong corporation and the Company’s indirect wholly owned subsidiary, since its inception in April 2011. In addition, since 2005, she has been a Manager and Chief Financial Officer of Eugenics Add Centre for Education, an organization located in Hong Kong which provides tutoring services to primary and secondary school students. From 2000 to 2005, she was Finance Manager of Rodney Engineering Company Limited, a Hong Kong corporation which provides engineering services.

Pang Yiu Kwong has been our Director since April 2013. Mr. Pang is a practicing member of Hong Kong Law Society since November 1999 and has been an attorney with Michael Pang & Co. in Hong Kong since April 2004. Mr. Pang is an experienced insolvency practitioner being appointed as Joint and Several Provisional Liquidator under Panel ‘T’ by Official Receiver’s Office under Government of Hong Kong Special Administrative Region for the period of 24 months from January 1, 2012 to December 31, 2013. This background and Pang Yiu Kwong’s experiences as a professional in law and in insolvency work led to the conclusion that he should serve as a director of the Company.

There are no family relationships of any kind among our directors, executive officers, or persons nominated or chosen by us to become directors, except that Tong Wing Shan is the daughter of Li Lai Ying, the Company’s Chairman, Chief Executive Officer and Secretary. Li Lai Ying is also the mother of Tong Wing Yee, who along with Tong Wing Shan are the two largest shareholders of the Company. Both Tong Wing Shan and Tong Wing Yee are directors of the Company’s subsidiaries, Almonds Kisses BVI and ADGS Hong Kong, and Tong Wing Yee is also a director of ADGS Tax and Dynamic Golden Limited.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, none of the directors, executive officers, or persons nominated or chosen by us to become directors has been personally involved in any legal proceedings as defined in Section 401 of Regulation S-K in the past ten years.

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended August 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, Units 2611-13A, 26/F, 113 Argyle Street, Mongkok, Kowloon, Hong Kong, SAR.

Insider Transactions Policies and Procedures

We do not currently have an insider transaction policy.

Board Committees

We do not have an audit, compensation, nominating or other committees of the Board of Directors.

Item 11.	Executive Compensation.

The following summary compensation table set forth information concerning the annual and long-term compensation paid by the Company to its executive officers for services in all capacities to the Company for the fiscal years ended August 31, 2013 and August 31, 2012. Prior to the Acquisition, Life Nutrition Products, Inc. did not pay any cash or other compensation to its executive officers for the years ended December 31, 2012 and December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Li Lai Yang	2013	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer	2012	$0	$0	$0	$0	$0	$0	$0	$0

Tso Yin Yee	2013	$116,048	$0	$0	$0	$0	$0	$0	$116,048
Chief Operating Officer	2012	$86,015	$0	$0	$0	$0	$0	$0	$86,015

Each of Ms. Li and Ms. Tso are employed as executive officers of the Company on an at-will basis, although it is expected that employment agreements may be entered into with each of them in the near term.

In addition, Tong Wing Shan who became Chief Financial Officer in November 2013 is employed as an executive officer of the Company on an at-will basis, although it is expected that an employment agreement will be entered into with her in the near term.

Compensation of Directors

We did not pay and cash or other compensation to our directors for the fiscal years ended August 31, 2013 and August 31, 2012.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended August 31, 2013, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Indebtedness of Management

See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for information on shareholder advances with Tong Wing Shan. Other than the foregoing, no member of management was indebted to the Company during its last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 15, 2013, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table below, the address of each of the beneficial owners named in the table below is in care of our company, Units 2611-13A, 26/F, 113 Argyle Street, Mongkok, Kowloon, Hong Kong, SAR. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is based upon 25,000,000 shares of common stock outstanding as of December 15, 2013. Shares of common stock have one vote per share.

Name and Address	Shares Owned		Percent of Class(1)

Tong Wing Shan	9,069,750		36.3%

Tong Wing Yee	9,069,750		36.3%

Li Lai Ying	0	(2)	0%

Tso Yin Yee	655,037		2.6%

Pang Yiu Kwong	503,875		2.0%

All Directors & Officers as a Group (4 persons)	10,228,662		40.9%
_______________
(1)	Based upon 25,000,000 issued and outstanding shares of common stock.

(2)	Does not include shares owned by Tong Wing Shan and Tong Wing Yee, daughters of Li Lai Ying.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as indicated below, since September 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

As of August 31, 2011, there was $2,051,460 due to shareholder representing amounts which had been previously advanced to the Company by Tong Wing Shan, one of the two largest principal shareholders of the Company and former principal shareholder of Almonds Kisses (BVI). Such amount was paid to Tong Wing Shan in fiscal 2012. In addition, during fiscal 2012, advances were made by the Company to Tong Wing Shan in the amount of $4,539,543 of which $4,300,751 was repaid by Tong Wing Shan by August 31, 2012. As of August 31, 2012, the balance due from Tong Wing Shan was $241,036. At August 31, 2013, the balance due from Tong Wing Shan was $418,658 with $4,831,702 have been advanced during fiscal 2013 and $4,655,559 being repaid. The advances to shareholder represent unsecured, non-interesting bearing loans without fixed repayment terms. Although there was no binding obligation on the part of the shareholder to repay such loans, Tong Wing Shan previously informally agreed to repay such amounts on or before November 1, 2013 which date has been revised to February 28, 2014.

On August 30, 2013, Tong Wing Shan made an interest free, unsecured loan to the Company in the principal amount of $750,726 in order to provide the Company with certain funds needed to complete the purchase of the outstanding capital stock of Motion Tech Development Limited. Such loan is payable on August 30, 2017.

During fiscal 2013, there were subcontracting fees paid to related parties in the amount of $107,534 which consisted of amounts paid to Tso Yin Yee, the Company’s Chief Operating Officer, and a company controlled by Pang Yiu Kwong, a director, for services rendered. The amount paid to Tso Yin Yee is included in the Summary Compensation Table. See Part III, Item 11.

Director Independence

Our board of directors currently consists of three members. They are Li Lai Ying, Tso Yin Yee and Pang Yiu Kwong and none of them is an independent director. We have determined that they are not independent directors using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended August 31, 2013 and August 31, 2012:

Fee Category	2013 Fees	2012 Fees

Audit Fees	$118,627	$0
Audit Related Fees	$7,994	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$126,621	$0

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)           Financial Statements

Financial Statements are annexed to this report.

(2)           Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)           Exhibits

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Filing Date
2.1	Share Exchange Agreement whereby Life Nutrition Products, Inc. merged with and into Life Nutrition Products, LLC on or about September 24, 2007		S-1	07/21/2008

3.1	Certificate of Incorporation		S-1	07/21/2008

3.2	Certificate of Amendment filed with the Secretary of State of Delaware effective on July 19, 2013 FILED 7/19/13		8-K	07/19/2013

3.3	By-laws		S-1	07/21/2008

4.1	Specimen of Common Stock Certificate		S-1	07/21/2008

10.1	Share Exchange Agreement dated as of September 7, 2010 by and among Life Nutrition Products, Inc., Conqueror Group Limited and Acumen Charm Ltd.		8-K	09/08/2010

10.2	Share Exchange Agreement dated as of December 7, 2012 by and among Life Nutrition Products, Inc., ADGS Advisory Limited and ADGS Advisory (Holding) Limited		8-K	12/13/2012

10.3	Amendment to Share Exchange Agreement dated as of March 28, 2013		8-K	04/04/2013

10.4	Extension Agreement dated as of March 28, 2013		8-K	04/04/2013

10.5	Banking Facilities Agreement with Shanghai Commercial Bank dated September 26, 2012		8-K/A	08/30/2013

10.6	Banking Facilities Agreement with Hang Seng Bank dated June 20, 2012		8-K/A	08/30/2013

10.7	Lease Agreement (Financing Agreement) with Hitachi Capital (HK) Ltd. dated June 29, 2012		8-K/A	08/30/2013

10.8	Banking Facilities Agreement DBS Bank (Hong Kong) Limited dated July 31, 2012		8-K/A	08/30/2013

10.9	Agreement for Sale and Purchase of Shares of Vantage Advisory Limited dated January 4, 2013		8-K/A	08/30/2013

10.10	Agreement for Sale and Purchase of Shares dated October 20, 2013 between Li Hon Lun and Almonds Kisses Limited		8-K	10/23/2013

14.1	Code of Ethics		S-1	07/21/2008

21.1	List of Subsidiaries	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	X

101 *
The following financial information from our Annual Report on Form 10-K for the year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements*
X
__________________
*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADGS ADVISORY, INC. (Registrant)

Dated: December 24, 2013	By:	/s/ Li Lai Ying
Li Lai Ying
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Li Lai Ying	Chief Executive Officer, Chairman of the Board,	December 24, 2013
Li Lai Ying	Secretary and Director (Principal Executive Officer)

/s/ Tong Wing Shan	Chief Financial Officer	December 24, 2013
Tong Wing Shan	(Principal Financial Officer)

/s/ Tso Yin Yee	Chief Operating Officer and Director	December 24, 2013
Tso Yin Yee

/s/ Pang Yiu Kwong	Director	December 24, 2013
Pang Yiu Kwong

ADGS ADVISORY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

ADGS ADVISORY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND THE BOARD OF
DIRECTORS OF ADGS ADVISORY, INC.

We have audited the accompanying consolidated balance sheets of ADGS Advisory, Inc. (collectively the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, statement of changes in stockholders’ equity, and cash flows for the year ended August 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADGS Advisory, Inc. as of August 31, 2013 and 2012 and the consolidated results of its operations and its consolidated cash flows for the year ended August 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is highly leveraged and is dependent on debt financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UNION POWER HK CPA LIMITED

UNION POWER HK CPA LIMITED
Certified Public Accountants
Hong Kong, People Republic of China
December 24, 2013

ADGS ADVISORY, INC.
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	August 31, 2013	August 31, 2012
		(A)
Assets

Current assets
Cash	$164,314	$129,001
Restricted cash	129,312	-
Accounts receivable	564,773	-
Other receivables	130,835	-
Due from a related party	418,658	241,036
Prepaid expenses	64,071	18,518
Total current assets	1,471,963	388,555

Non-current assets
Property and equipment, net	2,088,690	93,350
Equity-method investment	371,096	379,693
Intangible assets	793,840	974,359
Utility and other deposits	40,288	36,299
Total non-current assets	3,293,914	1,483,701

Total assets	$4,765,877	$1,872,256

Liabilities and stockholders' equity

Current liabilities
Assets held under capital lease	$23,775	$9,615
Accrued liabilities	218,242	25,937
Deferred revenue	145,114	-
Income tax payable	152,357	-
Bank overdraft	744,077	-
Bank loans - current portion	107,548	919,392
Total current liabilities	1,391,113	954,944

Non-current liabilities
Deferred revenue, net of current portion	435,343	-
Bank loans - net of current portion	2,179,237	1,605,593
Assets held under capital lease, net of current portion	88,306	4,984
Loan from a related party	750,726	-
Total non-current liabilities	3,453,612	1,610,577

Total liabilities	4,844,725	2,565,521

Commitments and contingencies

Stockholders' equity/(deficit)
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock,
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 4,095,000 shares issued and outstanding as of August 31, 2012 and 25,000,000 issued and outstanding as of August 31, 2013	2,500	410
Additional paid in capital	(2,500)	(410)
Retained earning/(accumulated deficit)	67,868	(579,757)
Accumulated other comprehensive (loss)/income	(10,364)	31
Total ADGS Advisory, Inc. stockholders' equity/(deficit)	57,504	(579,726)

Non-controlling interests	(136,352)	(113,539)

Total liabilities and stockholders’ equity/(deficit)	$4,765,877	$1,872,256

(A)	Represents the consolidated balance sheets of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to consolidated financial statements.

ADGS ADVISORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN US DOLLARS)

	Year ended August 31,
	2013	2012
		(A)

Revenue	$3,198,160	$1,705,024

Less: Operating expenses:
Direct cost of revenue	(1,425,678)	(1,308,729)
General and administrative expenses	(842,932)	(544,710)
Total operating expenses	(2,268,610)	(1,853,439)

Operating profit/(loss)	929,550	(148,415)

Other income:
Bank interest received	321	-
Other income	2,173	-

Other expense:
Interest expenses	(154,947)	(47,754)

Profit/(loss) before income taxes	777,097	(196,169)

Less: Income tax expense	(152,300)	-

Net profit/(loss) before allocation of non-controlling interest	$624,797	$(196,169)

Net loss attributable to non-controlling interest	22,828	22,684

Net profit/(loss) attributable to common stockholders	$647,625	$(173,485)

Earnings/(loss) per share
- Basic and diluted	$0.05	$(0.04)

Weighted average common shares outstanding
- Basic and diluted	12,252,562	4,095,000

(A)	Represents the consolidated statement of income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to consolidated financial statements.

ADGS ADVISORY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN US DOLLARS)

	Year ended August 31,
	2013	2012
		(A)

Net profit/(loss)	$624,797	$(196,169)

Other comprehensive (loss)/income
Foreign currency translation adjustment	(10,395)	28

Comprehensive income/(loss)	614,402	(196,141)

Comprehensive loss attributable to non-controlling interest	22,813	22,684

Comprehensive income/(loss) attributable to ADGS Advisory, Inc.	$637,215	$(173,457)

(A)	Represents the consolidated statement of comprehensive income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to consolidated financial statements

ADGS ADVISORY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN US DOLLARS)

	Preferred shares with US$0.0001 Par Value		Common Stock, with US$0.0001 Par Value		Additional paid-in	Accumulated Other Comprehensive	Retained Earnings/	Non-
	Number of Shares	Amount	Number of Shares	Amount	capital Amount	(loss)/ income	(Accumulated Deficit)	controlling Interest	Total Equity

Balance as of August 31, 2011	-	-	4,095,000	$410	$(410)	$3	$(406,272)	$(93,164)	$(499,433)
Capital increased in non-controlling interest	-	-	-	-	-	-	-	2,309	2,309
Net loss	-	-	-	-	-	-	(173,485)	(22,684)	(196,169)
Foreign translation gain	-	-	-	-	-	28	-	-	28
Balance as of August 31, 2012	-	-	4,095,000	$410	$(410)	$31	$(579,757)	$(113,539)	$(693,265)

Balance as of August 31, 2012	-	-	4,095,000	$410	$(410)	$31	$(579,757)	$(113,539)	$(693,265)
Shares issued to settle notes payable and accrued liabilities as part of recapitalization during April 2013	-	-	750,000	75	(75)	-	-	-	-
Shares issued to Almond Kisses shareholders	-	-	20,155,000	2,015	(2,015)	-	-	-	-
Net profit/(loss)	-	-	-	-	-	-	647,625	(22,828)	624,797
Foreign translation loss	-	-	-	-	-	(10,395)	-	15	(10,380)

Balance as of August 31, 2013	-	-	25,000,000	2,500	(2,500)	$(10,364)	$67,868	$(136,352)	$(78,848)

(A)	Represents the consolidated statement of changes in stockholders’ equity of Almonds Kisses Limited (the “Accounting Acquirer”) (See note 1)

See notes to consolidated financial statements.

ADGS ADVISORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the year ended August 31,
	2013	2012
		(A)
Cash flows from operating activities:
Net profit/(loss)	$647,625	$(173,485)
Less: Net loss attributable to non-controlling interest	(22,828)	(22,684)
	624,797	(196,169)
Adjustments to reconcile net profit/(loss) to net cash provided by/(used in) operating activities:
Depreciation of property and equipment	50,475	23,516
Equity in loss of equity-method investment	10,911	10,849
Loss on disposal of property and equipment	7,504	872
Amortization of intangible assets	180,519	179,496

Changes in assets and liabilities:
Utility and other deposits	(3,765)	(27,320)
Accounts receivable	(564,561)	-
Other receivables	(130,786)	-
Prepaid expenses	(45,423)	(18,518)
Income tax payable	152,300	-
Accrued liabilities	192,075	9,954
Deferred revenue	580,241	-
Net cash provided by/(used in) operating activities	1,054,287	(17,320)

Cash flows from investing activities:
Sales proceeds of property and equipment	9,413	-
Cash paid for property and equipment	(1,935,864)	(94,800)
Net cash used in investing activities	(1,926,451)	(94,800)

Cash flows from financing activities:
Advances made and expenses paid on behalf of a related party	(4,831,702)	(6,591,003)
Income receipt on behalf of the Company	-	348,897
Repayment of advances made and expenses paid on behalf of a related party	4,655,559	3,951,854
Advance received from a related party	750,445	-
Proceeds from bank loans	1,230,111	2,571,199
Repayment of bank loans	(1,483,361)	(46,085)
Net increase in restricted cash	(129,312)	-
Repayment of capital lease obligations	(28,615)	(4,631)
Increase in bank overdraft	744,077	-
Net cash provided by financing activities	907,202	230,231

Net increase in cash	35,038	118,111

Effect on change of exchange rates on cash	275	(17)
Cash as of the beginning of the year	129,001	10,907
Cash as of the end of year	$164,314	$129,001

Supplemental disclosures of cash flow information:
Capital lease additions	$126 006	$-
Cash paid during the year for:
Bank loan interest paid	$127,101	$47,322
Capital lease interest	$3,075	$422

(A)	Represents the consolidated statement of cash flows of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to consolidated financial statements.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

1.	Description of business and organization

Nature of operations

ADGS Advisory, Inc. (“the Company” or “ADGS”) was incorporated in the State of Delaware in September 2007 under the name Life Nutrition Products, Inc. Pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, the Company changed its corporate name from “Life Nutrition Products, Inc.” to “ADGS Advisory, Inc.”.

On December 7, 2012, the Company entered into a share exchange agreement (the “Original Exchange Agreement”) with ADGS Advisory Limited, a Hong Kong corporation (“ADGS Hong Kong”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation (“ADGS”). Pursuant to the Original Exchange Agreement, at the closing of the transaction contemplated thereunder (the “ADGS Transaction”), the Company agreed to acquire 100% of the issued and outstanding capital stock of ADGS, making ADGS a wholly-owned subsidiary of the Company. On March 28, 2013, the Company entered into an amendment (the “Amendment”) to the Original Exchange Agreement (the Original Exchange Agreement, as amended is referred to herein as the “Exchange Agreement”) pursuant to which the Company agreed to acquire all of the outstanding shares of Almonds Kisses Limited (BVI), a British Virgin Islands company (“Almonds Kisses BVI”), from the eight shareholders of Almonds Kisses BVI (the “Shareholders”), instead of the shares of ADGS, on the same terms and conditions set forth in the Exchange Agreement. Almonds Kisses BVI is the owner of 100% of the issued and outstanding capital stock of ADGS. The Original Exchange Agreement incorrectly indicated that such owner was ADGS Holdings which error was corrected in the Amendment.

On April 12, 2013, the ADGS Transaction closed whereby the Company acquired all of the issued and outstanding capital stock of Almonds Kisses BVI pursuant to the Exchange Agreement in exchange for an aggregate of 20,155,000 newly issued shares of the Company’s common stock which were issued to the eight former shareholders of Almonds Kisses BVI. As a result, on April 12, 2013, Almonds Kisses BVI became the Company’s wholly-owned subsidiary and the former shareholders of Almonds Kisses BVI became the Company’s controlling shareholders, and Almond Kisses BVI in turn owns all of the issued and outstanding capital stock of ADGS. Almond Kisses (BVI) also owns all of the issued and outstanding capital stock of Vantage Advisory Limited, a Hong Kong corporation. ADGS Hong Kong owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company, and ADGS Tax owns a 30% interest in Dynamic Golden Limited which is also a Hong Kong incorporated company and through Almonds Kisses owns its 30% effective on November 19, 2013.

The Company also acquired a property holding company, Motion Tech Development Limited, incorporated in British Virgin Islands. The transfer of shares was completed in August 29, 2013 and it is now 100% owned by Almond Kisses.

In October 2013, the Company further acquired a Hong Kong incorporated company, T H Strategic Management Limited for purchase consideration of approximately $516,000 (HK$4,000,000) and it is now 100% owned by Almonds Kisses. T H Strategic Management Limited is engaged in providing accounting, taxation, company secretarial and consultancy services.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

1.	Description of business and organization (…/Cont’d)

ADGS Advisory, Inc. is a holding company and, through its subsidiaries and group company, engages in providing accounting, taxation, company secretarial, consultancy services and consultancy service for slope inspection. The Company together with its consolidated subsidiaries and its equity-method investment, are collectively referred to as the “Group”. The Share Exchange was accounted for as a "reverse merger", since the former stockholders of Almond Kisses own a majority of the outstanding shares of the Company's capital stock immediately following the Share Exchange.

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

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

1.	Description of business and organization (…/Cont’d)

Details of the Company’s subsidiaries and equity-method investment which are included in these

Subsidiary’s name	Place and date of incorporation	Percentage of ownership by the Company	Principal activities

Almond Kisses Limited “Almond Kisses”	British Virgin Island March 1, 2011	100%	Holding company

ADGS Advisory Limited “ADGS Hong Kong”	Hong Kong, People's Republic of China (“PRC”) April 28, 2011	100% (though Almonds Kisses)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

ADGS Tax Advisory Limited “ADGS Tax”	Hong Kong, PRC March 17, 2003	80% (through ADGS Hong Kong)	Holding company

Dynamic Golden Limited “Dynamic”	Hong Kong, PRC April 16, 2004	30% (through ADGS Tax, until November 19, 2013 and through Almonds Kisses thereafter)	Property holding company

Vantage Advisory Limited “Vantage”	Hong Kong, PRC March 6, 2008	100% (though Almonds Kisses)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

Motion Tech Development Limited “Motion Tech”	British Virgin Islands October 3, 2007	100% (through Almonds Kisses effective on August 29, 2013)	Property holding company

The Company also operates branches in Shenzhen, PRC and Bangkok, Thailand, The branches are set up to attract potential clients to go to Hong Kong and establish companies. A full range of services could be provided to these clients.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies

Basis of presentation

The accompanying audited consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and   expenses during the reporting year. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets and valuation allowances for receivables. Actual results could differ from those estimates.

The consolidated financial statements include all accounts of the Company and its subsidiaries as disclosed in note 1.  All material inter-company balances and transactions have been eliminated in consolidation.

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

Going concern

The accompanying consolidated financial statements are presented on a going concern basis. Although the Company has a working capital surplus of $80,850 at August 31, 2013, the Company had payables in excess of cash and receivables of $2,856,376. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and maintain its profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report on the financial statements as of and for the year ended August 31, 2013, contained an emphasis paragraph regarding the Company's ability to continue as a going concern. Management plans to continue its efforts to raise funds through debt or equity in the near future to sustain its operations.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Foreign currency translation

The Group uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, Hong Kong dollars (“HK$”), being the lawful currency in Hong Kong. Assets and liabilities of the subsidiaries are translated from H.K. Dollars into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income included in the stockholders’ equity section of the balance sheets. The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2013	2012

Balance sheet items, except for equity accounts	HK$7.7525=$1	HK$7.8000=$1

Items in statements of income and cash flows	HK$7.7554=$1	HK$7.7996=$1

Revenue recognition

The Company generates revenue primarily from providing accounting, taxation, company secretarial, consultancy services, consultancy service for slope inspection and rental income.

(i)
Revenue generates from providing accounting, taxation, company secretarial and consultancy services is recognized when persuasive evidence of an arrangement exists, the related services are provided and when the collection is probable, the price is fixed or determinable and collectability is reasonably assured. The Group generates its revenues from providing professional services under fixed-fee billing arrangements.

In fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee in monthly installments over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term.

(ii)
Consultancy service for slope inspection represents under fixed price contract is recognized when the related services are provided and when the collection is probable, the price is fixed or determinable and collectability is reasonably assured.

(iii)
Rental income
Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight-line basis over the lease term.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Direct cost of revenue

Direct costs of revenues generated from providing accounting, taxation, company secretarial and consultancy services consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue generating activities and direct expenses billable to clients.  Direct cost of revenues does not include an allocation of overhead costs.

Direct costs from providing consultancy service for slope inspections under fixed price contracts are recognized, as the related contact costs are incurred.

Cash

Cash represents cash in banks and cash on hand.

The Group considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Substantially all of the cash deposits of the Group are held with financial institutions located in the Hong Kong, PRC. Management believes these financial institutions are of high credit quality. The group held no cash equivalents at August 31, 2013 and 2012.

Restricted cash

Restricted cash represents cash in banks were restricted and deposited in certain banks as security for installment loans payable to the banks.

Accounts receivable

Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts and discounts. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. Management determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  The Group historically has been able to collect all of its receivable balances.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure to its customers.

Deferred revenue

The Company entered into a contract with a third party to provide corporate advisory and consulting services. The agreement has a fixed term of four years, and is renewable upon maturity. These fees are deferred and are amortized to income as earned over the term of the agreement. Deferred revenue that will be recognized in next fiscal year is classified within current liabilities.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

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

The estimated useful lives of the assets are as follows:

Estimated Life

Investment property	Over the unexpired term of the lease
Leasehold improvement	5 years
Furniture and fixtures	5 years
Office equipment	5 years
Motor vehicles	5 years

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

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

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

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than-not that the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Group records uncertain tax positions when it is more likely than not that the tax positions will not be sustained upon examination by the respective tax authority.

The Group recognizes interest and penalty related to income tax matters as income tax expense. As of August 31, 2013 and August 31, 2012, there was no penalty or interest recognized as income tax expenses.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Employee benefits

i)
Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Group. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)
Contributions to appropriate local contribution retirement schemes pursuant to the relevant labor rules and regulations in Hong Kong which are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Group incurred $24,614 and $13,300 for the year ended August 31, 2013 and 2012, respectively.

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

The Group’s financial instruments consist principally of cash, accounts receivable, accounts payable, bank loans, and accrued liabilities. Pursuant to ASC 820, the fair value of the Group's cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.The Group believes that the carrying amounts of all of the Group's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

3.	BUSINESS SEGMENTS

A)	Business segment reporting - by product

The Company has three (3) reportable business segments: providing accounting, taxation, company secretarial, consultancy services, and consultancy service for slope inspection. The Company evaluates performance based on net operating profit. Administrative functions are centralized however, where applicable, portions of the administrative function expenses are allocated between the operating segments. In the event any services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The administrative expenses are captured discretely within each segment. The Company’s property and equipment, and accounts receivable are captured and reported discretely within each operating segment.

The following tables set forth the Company's four main segments:

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Year ended August 31, 2013
Segment revenue
Revenue from external customer	$1,541,120	$709,828	$937,936	$9,276	$3,198,160
Cost of sales	(675,169)	(378,005)	(372,004)	(500)	(1,425,678)
Administrative expense	(491,381)	(150,594)	(198,989)	(1,968)	(842,932)
Gross profit	374,570	181,229	366,943	6,808	929,550

Other income	2,494	-	-	-	2,494
Finance cost	(74,359)	(34,522)	(45,615)	(451)	(154,947)

Income before income taxes	302,705	146,707	321,328	6,357	777,097
Income tax	(85,500)	(28,615)	(37,811)	(374)	(152,300)
Net income	$217,205	$118,092	$283,517	$5,983	$624,797

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$2,086,481	$968,673	$26,257	$1,684,466	$4,765,877
				,
Total liabilities	$1,653,593	$767,700	$934,302	$1,489,130	$4,844,725

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

3.	BUSINESS SEGMENTS (…../Cont’d)

A)	Business segment reporting - by product (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Year ended August 31, 2012
Segment revenue
Revenue from external customer	$1,077,365	$200,413	$427,246	$-	$1,705,024
Cost of sales	(1,003,621)	(117,248)	(187,860)	-	(1,308,729)
Administrative expense	(272,523)	(50,695)	(221,492)	-	(544,710)
Gross profit/(loss)	(198,779)	32,470	17,894	-	(148,415)

Other income	-	-	-	-	-
Finance cost	(30,175)	(5,613)	(11,966)	-	(47,754)

Income/(loss) before income taxes	(228,954)	26,857	5,928	-	(196,169)
Income tax	-	-	-	-	-
Net income/(loss)	$(228,954)	$26,857	$5,928	$-	$(196,169)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$1,541,734	$286,796	$43,726	$-	$1,872,256

Total liabilities	$1,621,093	$301,558	$642,870	$-	$2,565,521

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

4.	ACQUISITION OF BUSINESS

In January 2013, the Company acquired 100% shareholding of Vantage Advisory Limited, a Hong Kong incorporated limited company, for net purchase consideration of about US$641(HK$5,000). Vantage Advisory Limited is one of the nine firms in Hong Kong which has appointed as Joint and Several Provisional Liquidators under Panel “T” by Official Receiver’s Officer under the Government of Hong Kong Special Administrative Region. The value of Vantage Advisory Limited as at January 4, 2013 was $641 and was allocated as follows:

Total asset acquired	$2,493
Total liabilities assumed	(1,852)
Net assets acquired	$641

The directors assessed that the differences between fair values and carrying amounts of assets and liabilities are insignificant. No goodwill arose in the acquisition of Vantage Advisory Limited.

5.	CASH

Cash represents cash in bank and cash on hand. Cash as of August 31, 2013 and 2012 consists of the following:

	August 31,	August 31,
	2013	2012

Bank balances and cash	$164,314	$129,001

All cash was maintained in Hong Kong, PRC.  In Hong Kong, there are no rules or regulations mandating an obligatory insurance of bank accounts.  Management believes these financial institutions are of high credit quality.

6.	RESTRICTED CASH

As of August 31, 2013 and 2012 the Group's cash amounting to $129,312 and nil respectively, were restricted and deposited in a bank as security for instalment loans payable to the bank.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

7.	DUE FROM A RELATED PARTY

The amounts due from the Group CFO are interest free, unsecured and repayable on demand. The Advances to the CFO were funded by Group bank loans. These bank loans were secured by real property owned by the CFO.

The activity for such amounts due to shareholders for the year ended August 31, 2013 and 2012 is as follows:

2013

Balance due from a related party at beginning of year	$241,036
Amount repaid/advanced to her during the year	4,831,702
Amount repaid by her during the year	(4,655,559)
Exchange alignment	1,479
Balance due from a related party at end of year	$418,658

2012

Balance due from a related party at beginning of year	$(2,051,460)
Amount repaid/advanced to her during the year	6,591,003
Amount repaid by her during the year	(4,300,751)
Exchange alignment	2,244
Balance due from a related party at end of year	$241,036

8.	LOAN FROM A RELATED PARTY

The $750,726 loan is interest free, unsecured and is due and payable on August 30, 2017.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	August 31,	August 31,
	2013	2012

Investment property	$1,909,062	$-
Leasehold improvement	85,345	78,251
Furniture and fixtures	5,632	4,560
Office equipment	6,730	6,730
Motor vehicle	145,407	28,034
	2,152,176	117,575
Less: Accumulated depreciation	(63,486)	(24,225)
	$2,088,690	$93,350

Depreciation expense for the year ended August 31, 2013 and 2012 amounted to $50,475 and $23,516 respectively.

Included in motor vehicle of the Group, the net carrying amount of $117,602 (2012: $22,427) is under capital lease with the related depreciation charge for the years ended August 31, 2013 of $30,831 and 2012 is $5,607.

ADGS Group’s subsidiary, Almonds Kisses has prepaid a deposit of $574,364 (HK$4.48 million) during the third quarter of 2013 to acquire a BVI incorporated company, Motion Tech Development Limited which owned a residential property at the time of acquisition and had no operations since incorporation, October 7, 2007, through the time of acquisition, August 30, 2013. A further settlement of $1,334,698 (HK$10.32 million) was made during the fourth quarter, of which $750,726 was funded by a loan advanced by a significant shareholder to Almonds Kisses. The management determined that the acquired company was not considered a business as defined in ASC 805-10-25-1. Thus this acquisition was characterized as acquisition of assets. A property of $1,909,062 at cost was recorded and included in the Group’s property and equipment .

The residential property held by Motion Tech is collateral for a banking facility with a maximum amount of $2,063,850 (HK$16 million).

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

10.	ASSETS HELD UNDER CAPITAL LEASES

The Group leases a motor vehicle that is classified as capital lease. The cost of the motor vehicle under capital leases is included in the Balance Sheets as property and equipment and was $19,047 ($19,047 net of accumulated depreciation) at August 31, 2013. Amortization of assets under capital leases is included in depreciation expense.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of August 31, 2013, are as follows:

Amount
Year ending August 31,
2014	$27,345
2015	27,345
2016	27,345
2017	27,345
2018	10,752
Thereafter	-
Total minimum lease payment	120,132
Less: Imputed interest	(8,051)
Present value of net minimum lease payments	112,081
Less: Current maturities of capital leases obligations	(23,775)
Long-term capital leases obligations	$88,306

11.	INTANGIBLE ASSET

Intangible assets consist of customer lists purchased from three unrelated parties pursuant to the agreements dated June 21, 2005 and April 28, 2011.

The intangible assets are amortized using the straight line method over a period of 10 years.  Amortization expenses for the years ended August 31, 2013 is $180,519 and 2012 is $179,496. The future amortization as of August 31, will be as follows:

Amount
Year ending August 31,
2014	$180,519
2015	178,749
2016	77,365
2017	77,365
2018	77,365
Thereafter	202,477
$793,840

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

12.	INCOME TAXES EXPENSES

The entities that comprise the Group file separate tax returns in the respective tax jurisdictions that they operate.  The Company files income tax returns in the U.S. federal and state, and foreign jurisdictions such as Hong Kong, People’s Republic of China.  The Inland Revenue Department of Hong Kong, People’s Republic of China would have a 7 year period that it could make changes on tax returns filed.

The Company is domiciled in the State of Delaware, U.S.A.. No provision for U.S.A. profits tax has been made as the Company has sustained losses.

The Company’s subsidiary, Almonds Kisses is domiciled in the British Virgin Islands, the law of which does not require the company to pay any income taxes or other taxes based on income, business activity or assets.

The Company’s subsidiary, Motion Tech is domiciled in the British Virgin Islands, the law of which does not require the company to pay any income taxes or other taxes based on income, business activity or assets.

The Company's subsidiary, ADGS, is domiciled in Hong Kong and subject to statutory profits tax of 16.5% on earnings and profits in Hong Kong.

The Company’s subsidiary, ADGS Advisory Limited, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $152,357 has been made for the year ended August 31, 2013. No provision for Hong Kong profits tax has been made for 2012, as the subsidiary sustained tax losses in that year.

The Company’s subsidiary, ADGS Tax Advisory Limited, is domiciled in Hong Kong.  No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the years ended August 31, 2013 and 2012.

The Company’s subsidiary, Vantage Advisory Limited, is domiciled in Hong Kong.  No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the year ended August 31, 2013.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

12.	INCOME TAXES EXPENSES (…/Cont’d)

The Company's income tax for the years ended August 31, 2013 and 2012 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	For the year ended August 31, 2013	For the year ended August 31, 2012

Profit/(losses) before tax	$777,097	$(196,169)

Expected Hong Kong income tax expense
at statutory tax rate of 16.5%	128,221	-

Temporary difference	24,079	-
Actual income tax expense	$152,300	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31, 2013	August 31, 2012

Deferred tax asset:
Unrecognized tax losses	$-	$26,111

Deferred tax liability:
Difference between book and tax depreciation	$2,340	$7,081

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other major temporary differences that give rise to the deferred tax assets and liabilities are net operating losses carry forwards. As the amounts are immaterial as of August 31, 2013 and 2012, no deferred taxes have been provided for in the accounts.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

13.	BANK LOANS

The details of the bank loans outstanding as of August 31, 2013 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$943,651 (HK$7,315,652)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$136,863 (HK$1,061,028)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd. ("HC")	US$5,573 (HK$43,204)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,200,698 (HK$9,308,419)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

$2,286,785

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

13.	BANK LOANS (…/Cont’d)

The details of the bank loans outstanding as of August 31, 2012 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$1,037,480 (HK$8,092,342)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Shanghai Commercial Bank ("SCB")	US$252,781 (HK$1,971,696)	SCB annual rate of 6.25%	Term loan	July 9, 2012 to July 9, 2017	Property and personal guarantee from related party and third party

Shanghai Commercial Bank ("SCB")	US$251,184 (HK$1,959,236)	SCB annual rate of 3.5%	Term loan	January 30, 2012 to January 30, 2032	Property and personal guarantee from related party and third party

Shanghai Commercial Bank ("SCB")	US$769,231 (HK$6,000,000) Loan limit: US$769,231	SCB annual rate of 0.75% over prime or annual rate of 2% over the overnight HIBOR, whichever is higher	Revolving loan	Renewal in every 6 months	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$173,748 (HK$1,355,232)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd.("HC")	US$40,561 (HK$316,372)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

$2,524,985

Interest expenses for the years ended August 31, 2013 and 2012 amounted to $115,615 and $47,332 respectively.

Bank loans repayment schedule is as follows:

	August 31, 2013	August 31, 2012
Year ending August 31,
2013	$-	$919,392
2014	107,548	138,580
2015	114,303	117,104
2016	118,253	122,778
2017	90,382	108,410
2018	79,363	-
Thereafter	1,776,936	1,118,721
	$2,286,785	$2,524,985

The bank loans as outlined in the aforementioned tables are secured by the directors' and third parties' properties and personal guarantees.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

14.	DEFERRED REVENUE

	August 31, 2013	August 31, 2012

Deferred revenue – current portion	$145,114	$-
Deferred revenue – net of current portion	435,343	-
	$580,457	$-

The Company has an agreement with a third party for consultancy services with a fixed fee and term of four years, renewable upon expiration. Deferred revenue to be recognized in next fiscal year (2014) is classified as current liabilities with the remaining balance classified as a non current liabilities.

15.	CONCENTRATIONS OF RISK

The Group's credit risk is somewhat limited due to a relatively large customer base. During the years ended August 31, 2013 and 2012, the Group had no customer which accounted for 10% or more of total revenue or 10% or more of total accounts receivable.

16.	RELATED PARTY TRANSACTIONS

Significant operating expenses arising from transaction with a related company was as follows.

	For the year ended August 31,
	2013	2012

Due from a related party	$418,658	$241,036
Loan from a related party	750,726	-
Sub-contracting fee	107,534	77,568

These balances primarily represent sub-contracting fees included as part of the cost of revenues to the Company's Chief Operating Officer and a company controlled by one of the Company’s directors for the year ended August 31, 2013. The sub-contracting fee is included as part of the cost of revenues to the Company's Chief Operating Officer for the year ended August 2012.

See Notes 7 and 8 for discussion of advances to and from related parties.

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

(a)
In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising within the normal course of businesses that relate to a wide range of matters. The Group records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, evidence and the specifics of each matter. The Group has not recognized a provision for claims or contingencies as of August 31, 2013 and 2012.

(b)
Rental expense amounted to $156,841 (HK$1,216,365) for year ended August 31, 2013 and $134,199 (HK$1,046,699) for the year ended August 31, 2012. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of August 31, 2013 are payable as follows:

Rental
Year Ended August 31,
2014	$134,105
2015	94,171
2016	-
2017	-
2018	-
Over five years	-
$228,276

(c)
Deferred revenue amounted to $580,457 (HK$4.5 million) for year ended August 31, 2013 and nil for the year ended August 31, 2012. The total future revenue under non-cancellable agreement with respect to consultancy service income as of August 31, 2013 are receivable as follows:

Revenue
Year Ended August 31,
2014	$145,114
2015	145,114
2016	145,114
2017	145,115
2018	-
Over five years	-
$580,457

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

ADGS ADVISORY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

18.	SUBSEQUENT EVENTS

On September 30, 2013, the Company acquired a client customer base from a third party for consideration of about $155,000 (equivalent to HK$1.2 million). The consideration is payable in four equal monthly installments of $38,700 (equivalent to HK$300,000).

On October 20, 2013, the Company acquired 100% of the shares of T H Strategic Management Limited, a Hong Kong incorporated company for purchase consideration of approximately $515,963 (equivalent to HK$4,000,000). The consideration is payable in four equal monthly installments of $129,000 (equivalent to HK $1.0 million). T H Strategic Management Limited is engaged in the provision of accounting, taxation, company secretarial and consultancy services.

In November 2013, shares of Dynamic Golden have been transferred from ADGS Tax to Almonds Kisses. There was no consideration for this group restructure.