Form 10-Q
period 2013-11-30
ADGS Advisory, Inc.
filed 2014-01-24
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to _______

Commission file number 001-34274

ADGS ADVISORY, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	42-1743717
(State or other jurisdiction	(I.R.S. Employer
of incorporation ororganization)	Identification No.)

Units 2611-13A, 26/F 113 Argyle Street, Mongkok Kowloon, Hong Kong, SAR	N/A
(Address of principal executive offices)	(Zip Code)

(852) 2374-0002
(Registrant’s Telephone Number, Including Area Code)

Not applicable
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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.0001 par value per share; 25,000,000 outstanding as of January 22, 2014.

ADGS ADVISORY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADGS ADVISORY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

ADGS ADVISORY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN US DOLLARS)

	November 30, 2013	August 31, 2013
	(Unaudited)
Assets

Current assets
Cash	$471,625	$164,314
Restricted cash	129,604	129,312
Accounts receivable	715,945	564,773
Other receivables	188,752	130,835
Due from a related party	208,921	418,658
Prepaid expenses	64,071	64,071
Total current assets	1,778,918	1,471,963

Non-current assets
Property and equipment, net	2,080,942	2,088,690
Equity-method investment	368,368	371,096
Intangible assets	905,514	793,840
Goodwill	475,605	-
Utility and other deposits	72,612	40,288
Total non-current assets	3,903,041	3,293,914

Total assets	$5,681,959	$4,765,877

Liabilities and stockholders' equity

Current liabilities
Bank overdraft	$818,479	$744,077
Assets held under capital lease	23,775	23,775
Accrued liabilities and other payables	223,207	218,242
Deferred revenue	145,114	145,114
Income tax payable	191,176	152,357
Consideration payable for acquisition of an intangible asset	116,092	-
Consideration payable for acquisition of a subsidiary	386,972	-
Bank loans - current portion	107,548	107,548
Total current liabilities	2,012,363	1,391,113

Non-current liabilities
Assets held under capital lease, net of current portion	82,459	88,306
Deferred revenue, net of current portion	399,065	435,343
Bank loans - net of current portion	2,148,594	2,179,237
Loan from a related party	750,725	750,726
Total non-current liabilities	3,380,843	3,453,612

Total liabilities	5,393,206	4,844,725

Commitments and contingencies

Stockholders' equity/(deficit)
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock,
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 25,000,000 shares issued and outstanding as of November 30, 2013 and 25,000,000 issued and outstanding as of August 31, 2013	2,500	2,500
Additional paid in capital	(2,500)	(2,500)
Retained earning	435,321	67,868
Accumulated other comprehensive loss	(4,442)	(10,364)
Total ADGS Advisory, Inc. stockholders' equity	430,879	57,504

Non-controlling interests	(142,126)	(136,352)

Total liabilities and stockholders’ equity	$5,681,959	$4,765,877

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended November 30,
	2013	2012
		(A)

Revenue	$1,126,764	$609,599

Less: Operating expenses:
Direct cost of revenue	(543,959)	(363,431)
General and administrative expenses	(214,281)	(210,409)
Total operating expenses	(758,240)	(573,840)

Operating income	368,524	35,759

Other income:
Bank interest received	292	-
Management fee income	33,246	-
Other income	1,250	-

Other expense:
Interest expenses	(28,284)	(29,427)

Profit before income taxes	375,028	6,332

Less: Income tax expense	(13,349)	-

Net profit before allocation of non-controlling interest	361,679	6,332

Net loss attributable to non-controlling interest	5,774	5,671

Net income attributable to common stockholders	$367,453	$12,003

Earnings per share
- Basic and diluted	$0.01	$0.24

Weighted average common shares outstanding
- Basic and diluted	25,000,000	50,000

(A)	Represents the consolidated statement of income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended November 30,
	2013	2012
		(A)

Net income	$361,679	$6,332

Other comprehensive income/(loss)
Foreign currency translation adjustment	5,922	(51)

Comprehensive income	367,601	6,281

Comprehensive loss attributable to non-controlling interest	5,774	5,671

Comprehensive income attributable to ADGS Advisory, Inc.	$373,375	$11,952

(A)	Represents the consolidated statement of comprehensive income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN US DOLLARS)

	Preferred shares with US$0.0001 Par Value		Common Stock, with US$0.0001 Par Value		Additional paid-in	Accumulated Other		Non-
	Number of Shares	Amount	Number of Shares	Amount	capital Amount	Comprehensive (loss)/income	Retained Earnings	controlling Interest	Total Equity

Balance as of August 31, 2013	-	-	25,000,000	$2,500	$(2,500)	$(10,364)	$67,868	$(136,352)	$(78,848)
Net profit/(loss)	-	-	-	-	-	-	367,453	(5,774)	361,679
Foreign translation gain	-	-	-	-	-	5,922	-	-	5,922

Balance as of November 30, 2013	-	-	25,000,000	2,500	(2,500)	$(4,442)	$435,321	$(142,126)	$288,753

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended November 30,
	2013	2012
		(A)
Cash flows from operating activities:
Net profit/(loss)	$367,453	$12,003
Less: Net loss attributable to non-controlling interest	(5,774)	(5,671)
	361,679	6,332
Adjustments to reconcile net profit/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	25,818	6,285
Equity in loss of equity-method investment	2,728	2,712
Amortization of intangible assets	49,013	44,875
Changes in assets and liabilities:
Utility and other deposits	(32,323)	1,283
Accounts receivable	(61,483)	-
Other receivables	(57,913)	-
Prepaid expenses	-	(17,768)
Income tax payable	13,349	-
Accrued liabilities	(35,081)	85,918
Deferred revenue	(36,276)	-
Net cash provided by operating activities	229,511	129,637

Cash flows from investing activities:
Acquisition of an intangible asset, net of cash acquired	(38,705)	-
Acquisition of subsidiary, net of cash acquired	(112,826)	-
Cash paid for property and equipment	(18,071)	(8,118)
Net cash used in investing activities	(169,602)	(8,118)

Cash flows from financing activities:
Advances made and expenses paid on behalf of a related party	-	(2,366,544)
Repayment of advances made and expenses paid on behalf of a related party	209,601	795,842
Proceeds from bank loans and bank overdraft	-	1,535,411
Repayment of bank loans	(30,641)	(41,017)
Net increase in restricted cash	(292)	-
Net increase in bank overdraft	74,398	-
Repayment of capital lease obligations	(5,846)	(2,360)
Net cash provided by / (used in) financing activities	247,220	(78,668)
Net increase in cash	307,129	42,851
Effect on change of exchange rates on cash	182	(33)
Cash as of the beginning of the period	164,314	129,001
Cash as of the end of period	$471,625	$171,819
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Bank loan interest paid	$14,663	$29,260
Capital lease interest	$990	$167

(A)	Represents the consolidated statement of cash flows of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to condensed consolidated financial statements (unaudited).

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

In October 20, 2013, the Company further acquired a Hong Kong incorporated company, T H Strategic Management Limited for purchase consideration of approximately $516,000 (HK$4,000,000) and it is now 100% owned by Almonds Kisses. T H Strategic Management Limited is engaged in providing accounting, taxation, company secretarial and consultancy services.

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1.	Description of business and organization (…/Cont’d)

Details of the Company’s subsidiaries and equity-method investment which are included in these consolidated financial statements are as follows:

Subsidiary’s name	Place and date of incorporation	Percentage of ownership by the Company	Principal activities

Almond Kisses Limited “Almond Kisses”	British Virgin Island March 1, 2011	100%	Holding company

ADGS Advisory Limited “ADGS Hong Kong”	Hong Kong, People's Republic of China (“PRC”) April 28, 2011	100% (though Almonds Kisses)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

ADGS Tax Advisory Limited “ADGS Tax”	Hong Kong, PRC March 17, 2003	80% (through ADGS Hong Kong)	Holding company

Dynamic Golden Limited “Dynamic”	Hong Kong, PRC April 16, 2004	30% (through ADGS Tax, until November 19, 2013 and through Almonds Kisses thereafter)	Property holding company

Vantage Advisory Limited “Vantage”	Hong Kong, PRC March 6, 2008	100% (though Almonds Kisses)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

Motion Tech Development Limited “Motion Tech”	British Virgin Islands October 3, 2007	100% (through Almonds Kisses effective on August 29, 2013)	Property holding company

T H Strategic Management Limited “T H”	Hong Kong, PRC March 16, 2010	100% (though Almonds Kisses effective on October 20, 2013)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

The Company also operates branches in Shenzhen, PRC and Bangkok, Thailand, The branches are set up to attract potential clients to go to Hong Kong and establish companies. A full range of services could be provided to these clients.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies

Basis of presentation

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended August 31, 2013, as filed in Form 10-K with the Securities and Exchange Commission on December 24, 2013.

The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries as disclosed in note 1. All material inter-company balances and transactions have been eliminated.

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

Going concern

The accompanying consolidated financial statements are presented on a going concern basis. The Company has a working capital deficit of $233,445 at November 30, 2013. Management plans to continue its efforts to raise funds through debt or equity in the near future and improve its profitability to sustain its operations.

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

	November 30, 2013	August 31, 2013
(Unaudited)

Balance sheet items, except for equity accounts	HK$7.7525=$1	HK$7.7525=$1

	November 30,	November 30,
	2013	2012
(Unaudited)

Items in statements of income and cash flows for the three months ended	HK$7.7530=$1	HK$7.7554=$1

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Revenue recognition (…/Cont’d)

(iv)	Management fee income The Company recognizes the management fee income when service is provided. Services include providing administration support service or accounting service to companies.

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

The Group considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Substantially all of the cash deposits of the Group are held with financial institutions located in the Hong Kong, PRC. Management believes these financial institutions are of high credit quality. The group held no cash equivalents at November 30, 2013 and August 31, 2013.

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

Purchased intangible assets

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

Purchased goodwill

All business combinations are accounted for by applying the purchase method. Goodwill represents the difference between the cost of the acquisition and the fair value of the net identifiable assets acquired. Identifiable intangibles are those which can be sold separately or which arise from legal rights regardless of whether those rights are separable.

Positive goodwill arising on acquisitions is stated at cost less any accumulated impairment losses. Goodwill is allocated to cash-generating units and is not amortized but is tested annually for impairment.

Decreases in goodwill resulting from the non-payment of contingent consideration are recognized in the period when non-payment occurs.

Negative goodwill arising on an acquisition is recognized directly in profit or loss.

The Group assesses the useful lives and possible impairment of existing goodwill when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

- significant underperformance relative to historical or projected future operating results;
- significant changes in the manner of use of the acquired assets or the strategy for our overall business;
- identification of other impaired assets within a reporting unit;
- disposition of a significant portion of business;
- significant negative industry or economic trends;

Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an accrual basis or when indications of impairment exist.

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

The Group recognizes interest and penalty related to income tax matters as income tax expense. As of November 30, 2013 and 2012, there was no penalty or interest recognized as income tax expenses.

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

ii)
Contributions to appropriate local contribution retirement schemes pursuant to the relevant labor rules and regulations in Hong Kong which are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Group incurred $13,818 and $9,159 for the period ended November 30, 2013 and 2012, respectively.

Fair value measurements

FASB ASC Topic 820, “Fair Value Measurement and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Group. Unobservable inputs reflect the Group’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The following tables set forth the Company's four main segments:

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Three months ended November 30, 2013
Segment revenue
Revenue from external customer	$279,642	$24,524	$822,598	$-	$1,126,764
Cost of sales	(167,697)	(27,804)	(348,458)	-	(543,959)
Administrative expense	(53,180)	(4,664)	(156,437)	-	(214,281)
Gross (profit) / loss	58,765	(7,944)	317,703	-	368,524

Other income	8,634	757	25,397	-	34,788
Finance cost	(7,019)	(616)	(20,649)	-	(28,284)

Income before income taxes	60,380	(7,803)	322,451	-	375,028
Income tax	(3,313)	(291)	(9,745)	-	(13,349)
Net income	$57,067	$(8,094)	$312,706	$-	$361,679

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total

Total assets	$1,234,312	$99,433	$2,838,623	$1,509,591	$5,681,959

Total liabilities	$895,340	$73,788	$2,696,894	$1,727,184	$5,393,206

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3.	BUSINESS SEGMENTS (…../Cont’d)

A)	Business segment reporting - by product (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Three months ended November 30, 2012
Segment revenue
Revenue from external customer	$286,549	$248,287	$74,763	$-	$609,599
Cost of sales	(153,016)	(159,933)	(50,482)	-	(363,431)
Administrative expense	(98,905)	(85,699)	(25,805)	-	(210,409)
Gross profit/(loss)	34,628	2,655	(1,524)	-	35,759

Other income	-	-	-	-	-
Finance cost	(13,833)	(11,985)	(3,609)	-	(29,427)

Income/(loss) before income taxes	20,795	(9,330)	(5,133)	-	6,332
Income tax	-	-	-	-	-
Net income/(loss)	$20,795	$(9,330)	$(5,133)	$-	$6,332

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Inter-group Re-allocation	Corporate & Other Income	Total

Total assets	$1,905,154	$1,650,765	$780,130	$(879,109)	$-	$3,456,940

Total liabilities	$1,947,899	$1,687,802	$1,387,332	$(879,109)	$-	$4,143,924

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

4.	ACQUISITION OF SUBSIDIARY

Almonds Kisses Limited (“Almonds Kisses”), a wholly owned subsidiary of ADGS Advisory Inc. (the "Company") entered into a purchase and sale agreement (the "Purchase Agreement") dated October 20, 2013 which was previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 23, 2013. Pursuant to the Purchase Agreement, the Company agreed to purchase all shares of T H Strategic Management Limited (“T H Strategic”), a Hong Kong, People’s Republic of China incorporated company (the "Acquisition") for purchase consideration of approximately $516,000 (HK$4 million). T H Strategic Management Limited is engaged in providing accounting, taxation, company secretarial and consultancy services.

In consideration for acquisition of the issued and outstanding shares of TH Strategic, Almonds Kisses has agreed to pay the seller the sum of about $516,000 (HK$4 million), payable in four equal monthly installments of about $129,000 (HK$1 million) each. Almonds Kisses has paid the first installment on October 18, 2013, and the remaining installments of $129,000 each which will be due on December 15, 2013, January 15, 2014 and February 15, 2014.

The following table summarizes the estimated fair values of tangible assets acquired and liabilities assumed as of the date of the Merger:

Assets/(liabilities)
Cash	$16,189
Account receivables	89,685
Accrual and other payables	(17,544)
Tax payables	(25,469)
Due to a related party	(22,504)
Total identifiable net assets	$40,357
Goodwill	475,605
Consideration	$515,962

As the purchase price exceeds the fair value of assets and liabilities acquired or assumed, goodwill will be recognized. Goodwill is calculated as the difference between the Acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist. No acquisition related costs incurred in this acquisition.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

5.	CASH

Cash represents cash in bank and cash on hand. Cash as of November 30, 2013 and August 31, 2013 consists of the following:

	November 30, 2013	August 31, 2013
	(Unaudited)

Bank balances and cash	$471,625	$164,314

All cash was maintained in Hong Kong, PRC. In Hong Kong, there are no rules or regulations mandating an obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

6.	RESTRICTED CASH

As of November 30, 2013 and August 31, 2013 the Group's cash amounting to $129,604 and $129,312 respectively, were restricted and deposited in a bank as security for installment loans payable to the bank.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

7.	DUE FROM A RELATED PARTY

The amounts due from the Group CFO are interest free, unsecured and repayable on demand. The Advances to the CFO were funded by Group bank loans. These bank loans were secured by real property owned by the CFO. The activity for such amounts due to shareholders for the period/year ended November 30, 2013 and August 31, 2013 is as follows:

November 30, 2013
(Unaudited)

Balance due from a related party at beginning of year	$418,658
Amount repaid by her during the period	(209,601)
Exchange alignment	(136)
Balance due from a related party at end of period	$208,921

August 31, 2013

Balance due from a related party at beginning of year	$241,036
Amount repaid/advanced to her during the year	4,831,702
Amount repaid by her during the year	(4,655,559)
Exchange alignment	1,479
Balance due from a related party at end of year	$418,658

8.	LOAN FROM A RELATED PARTY

The loan from a related party is interest free, unsecured and is due and payable on August 30, 2017.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	November 30, 2013	August 31, 2013
	(Unaudited)

Investment property	$1,909,061	$1,909,062
Leasehold improvement	103,896	85,345
Furniture and fixtures	5,632	5,632
Office equipment	6,730	6,730
Motor vehicle	145,406	145,407
	2,170,725	2,152,176
Less: Accumulated depreciation	(89,783)	(63,486)
	$2,080,942	$2,088,690

Depreciation expense for the three months ended November 30, 2013 and 2012 amounted to $25,818 and $6,285 respectively.

Included in motor vehicle of the Group, the net carrying amount of $112,913 (2012: $21,025) is under capital lease with the related depreciation charge for the three months ended November 30, 2013 of $7,270 and 2012 is $1,402.

The residential property held by Motion Tech is collateral for a banking facility with a maximum amount of $2,063,850 (HK$16 million).

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

10.	ASSETS HELD UNDER CAPITAL LEASES

The Group leases a motor vehicle that is classified as capital lease. The cost of the motor vehicle under capital leases is included in the Balance Sheets as property and equipment and was $112,913 ($112,913 net of accumulated depreciation) at November 30, 2013. Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of November 30, 2013, are as follows:

Amount
Year ending August 31,
2014 (Nine months)	$22,488
2015	27,345
2016	27,345
2017	27,345
2018	10,752
Thereafter	-
Total minimum lease payment	115,275
Less: Imputed interest	(9,041)
Present value of net minimum lease payments	106,234
Less: Current maturities of capital leases obligations	(23,775)
Long-term capital leases obligations	$82,459

11.	INTANGIBLE ASSETS

Intangible assets consist of customer lists purchased from three unrelated parties pursuant to the agreements dated June 21, 2005, April 28, 2011 and September 30, 2013.

The intangible assets are amortized using the straight line method over a period of 10 years. Amortization expenses for the three months ended November 30, 2013 is $49,013 and 2012 is $44,875. The future amortization as of August 31 will be as follows:

Amount
Year ending August 31,
2014 (Nine months)	$164,452
2015	219,270
2016	87,063
2017	116,084
2018	73,520
Thereafter	245,125
$905,514

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

The Company’s subsidiary, ADGS Advisory Limited, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $12,955 has been made for the three months ended November 30, 2013. No provision for Hong Kong profits tax has been made for 2012, as the subsidiary sustained tax losses in that period.

The Company’s subsidiary, ADGS Tax Advisory Limited, is domiciled in Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the three months ended November 30, 2013 and 2012.

The Company’s subsidiary, Vantage Advisory Limited, is domiciled in Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the three months ended November 30, 2013.

The Company’s subsidiary, T H Strategic Management Limited acquired on October 20, 2013, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $394 has been made for the three months ended November 30, 2013.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

12.	INCOME TAXES EXPENSES (…/Cont’d)

The Company's income tax for the three months ended November 30, 2013 and 2012 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	For the three months ended November 30, 2013	For the three months ended November 30, 2012

Profit before tax	$375,028	$6,332

Expected Hong Kong income tax expense
at statutory tax rate of 16.5%	15,470	1,044

Temporary difference	(2,121)	(1,044)
Actual income tax expense	$13,349	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	November 30, 2013	August 31, 2013
	(Unaudited)
Deferred tax asset:
Unrecognized tax losses	$-	$-

Deferred tax liability:
Difference between book and tax depreciation	$-	$2,340

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other major temporary differences that give rise to the deferred tax assets and liabilities are net operating losses carry forwards. As the amounts are immaterial as of November 30, 2013 and August 31, 2013, no deferred taxes have been provided for in the accounts.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13.	BANK LOANS

The details of the bank loans outstanding as of November 30, 2013 (unaudited) are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$936,258 (HK$7,258,338)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$125,664 (HK$974,208)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd ("HC")	US$2,539 (HK$19,688)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,191,681 (HK$9,238,510)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

$2,256,142

The details of the bank loans outstanding as of August 31, 2013 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$943,651 (HK$7,315,652)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$136,863 (HK$1,061,028)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd ("HC")	US$5,573 (HK$43,204)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,200,698 (HK$9,308,419)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

$2,286,785

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13.	BANK LOANS (…../Cont’d)

Interest expenses for the three months ended November 30, 2013 and 2012 amounted to $14,663 and $29,260 respectively.

Bank loans repayment schedule is as follows:

	November 30, 2013	August 31, 2013
Year ending August 31,
2014 (Nine months)	76,905	107,548
2015	114,303	114,303
2016	118,253	118,253
2017	90,382	90,382
2018	79,363	79,363
Thereafter	1,776,936	1,776,936
	$2,256,142	$2,286,785

The bank loans as outlined in the aforementioned tables are secured by the directors' and third parties' properties and personal guarantees.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

14.	DEFERRED REVENUE

	November 30, 2013	August 31, 2013

Deferred revenue – current portion	$145,114	$145,114
Deferred revenue – net of current portion	399,065	435,343
	$544,179	$580,457

The Company has an agreement with a third party for consultancy services with a fixed fee and term of four years, renewable upon expiration. Deferred revenue to be recognized in next fiscal year (2014) is classified as current liabilities with the remaining balance classified as a non-current liabilities.

15.	CONCENTRATIONS OF RISK

The Group's credit risk is somewhat limited due to a relatively large customer base. During the three months ended November 30, 2013 and the year ended August 31, 2013, the Group had no customer which accounted for 10% or more of total revenue or 10% or more of total accounts receivable.

16.	RELATED PARTY TRANSACTIONS

Significant operating expenses arising from transaction with a related company was as follows.

	For the three months ended November 30, 2013	For the three months ended November 30, 2012

Sub-contracting fee	24,935	107,534

These balances primarily represent sub-contracting fees included as part of the cost of revenues to the Company's Chief Operating Officer and a company controlled by one of the Company’s directors for the three months ended November 2013 and 2012.

See Notes 7 and 8 for discussion of advances to and from related parties.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

(a)
In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising within the normal course of businesses that relate to a wide range of matters. The Group records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, evidence and the specifics of each matter. The Group has not recognized a provision for claims or contingencies as of November 30, 2013 and August 31, 2013.

(b)
Rental expense amounted to $42,543 (HK$329,836) and $40,980 (HK$319,620) for three months ended November 30, 2013 and 2012 respectively. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of November 30, 2013 are payable as follows:

Period Ended November 30,	Rental
2014 (Nine months)	$100,191
2015	94,206
2016	-
2017	-
2018	-
Over five years	-
$194,397

(c)
Deferred revenue amounted to $544,179 (HK$4.2 million) and nil for three months ended November 30, 2013 and 2012 respectively. The total future revenue under non-cancellable agreement with respect to consultancy service income as of November 30, 2013 are receivable as follows:

Period Ended November 30,	Revenue
2014 (Nine months)	$108,836
2015	145,114
2016	145,114
2017	145,115
2018	-
Over five years	-
$544,179

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

Company Overview

Unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to the combined business of ADGS Advisory, Inc., formerly known as Life Nutrition Products, Inc., a Delaware corporation, and its direct and indirect wholly-owned subsidiaries, Almonds Kisses Limited (BVI), a British Virgin Islands company, ADGS Advisory Limited, a Hong Kong corporation, Vantage Advisory Limited, a Hong Kong corporation, Motion Tech Development Limited, a British Virgin Islands company, and TH Strategic Management Limited, a Hong Kong corporation, as well as ADGS Tax Advisory Limited, a Hong Kong corporation which is an 80% owned subsidiary, and Dynamic Golden Limited, a Hong Kong corporation which until November 19, 2013 was 30% owned by ADGS Tax Advisory Limited and has since been 30% owned by Almonds Kisses Limited (BVI). Pursuant to a Certificate of Amendment to the its Certificate of Incorporation filed with the State of Delaware and effective as of July 19, 2013, the Company changed its corporate name from “Life Nutrition Products, Inc.” to “ADGS Advisory, Inc.”.

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

Almonds Kisses BVI was incorporated on March 1, 2011 as a limited liability company in the British Virgin Islands. ADGS Advisory Limited (“ADGS Hong Kong”) is a Hong Kong corporation which was incorporated on April 28, 2011 and had been wholly owned by the same group of shareholders until being acquired by Almonds Kisses BVI pursuant to a reorganization completed in 2012 to prepare for the Transaction. Vantage Advisory Limited is a Hong Kong corporation which was incorporated on March 6, 2008 which has been wholly owned by Almonds Kisses BVI since January 2013. Motion Tech is a British Virgin Islands company which was incorporated on October 7, 2007 and has been wholly owned by Almonds Kisses BVI since August 2013. Motion Tech is a property holding company which owns a residential property. TH Strategic Management Limited is a Hong Kong corporation which was incorporated on March 16, 2010 which has also been wholly owned by Almonds Kisses BVI since October 2013. ADGS Hong Kong owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company. Dynamic Golden Limited which is also a Hong Kong incorporated company, which was 30% owned by ADGS Tax until November 19, 2013 and has since been 30% owned by Almonds Kisses BVI, owns an investment in residential real property located in TuenMun, New Territories, Hong Kong.

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc.
(formerly Life Nutrition Products, Inc.),
a Delaware corporation

ê 100%

Almonds Kisses Limited (BVI), a British Virgin Islands company

ê 100%	ê 100%	ê 100%	ê 100%	ê 30%

ADGS Advisory Limited	Vantage Advisory Limited,	TH Strategic Management	Motion Tech Development	Dynamic Golden
a Hong Kong corporation	a Hong Kong corporation	Limited, a Hong Kong	Limited, a British Virgin Islands	Limited, a Hong Kong
		corporation	company	corporation
ê 80%

ADGS Tax Advisory Limited a Hong Kong corporation

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended August 31, 2013, as filed in Form 10-K with the Securities and Exchange Commission on December 24, 2013.

The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries as disclosed in note 1. All material inter-company balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements are presented on a going concern basis. Although the Company had a working capital deficit of$233,445 at November 30, 2013. Management plans to continue its efforts to raise funds through debt or equity in the near future to sustain our operations.

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

(iv) Management fee income

The Company recognizes the management fee income when service is provided.  Services include providing administration support service or accounting service to companies.

Purchased intangible assets

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

The Company recognizes interest and penalty related to income tax matters as income tax expense. As of November 30, 2013 and August 31, 2013, there was no penalty or interest recognized as income tax expenses.

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

Other key uncertainties include our high leverage and highly variable interest expense. To date, we have significantly relied upon debt financings to fund our operations. At November 30, 2013 (unaudited) and August 31, 2013 (audited), we had outstanding bank loans (excluding bank overdrafts) in the principal amount of $2,256,142 and $2,286,785, respectively. We also had bank overdrafts of $818,479 as of November 30, 2013 compared with $744,077 as of August 31, 2013. Interest expense from bank loans and overdrafts (excluding capital lease interest) for the three months ended November 30, 2013 was $14,663 and for the three months ended November 30, 2012 was $29,260. Such loans are primarily term loans with maturity dates ranging from November 2013 to October 2037. Approximately $0.5 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2013, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations.

In addition to the foregoing, as of November 30, 2013, advances to shareholder total $208,921. The advances to shareholder represent unsecured, non-interesting bearing loans without fixed repayment terms. Although most of such advances have been repaid to the Company, such advances may have detrimentally affected our ability to do business insofar that such advances represented a major portion of the Company’s available cash. These advances were provided as a special accommodation to such shareholder whose personal properties were provided as collateral for bank loans obtained by the Company. Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder previously informally agreed to repay such amounts on or before November 1, 2013 but has since revised such date to February28, 2014. The foregoing represents another key uncertainty since no assurance can be made that such advances will be repaid on or before February 28, 2014 or at all. In addition, although such advances are no longer being made to such shareholder, such advances have not generated income to the Company and may have detrimentally affected our ability to grow the business for the benefit of all of the shareholders.

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

For the Three Months Ended November, 2013 and 2012 (unaudited)

The following table presents the consolidated statements of operations of the Company for the three months ended November, 2013 as compared to the three months ended November, 2012.

	For the Three Months Ended November
	2013	2012
	(unaudited)	(unaudited)
		(A)

Revenue	$1,126,764	$609,599
Less: Operating expenses
Direct cost of revenue	(543,959)	(363,431)
General and administrative expenses	(214,281)	(210,409)
Operating profit	368,524	35,759
Other income	34,788	-
Other expenses	(28,284)	(29,427)
Net profit	375,028	6,332
Income tax expenses	(13,349)	-
Other comprehensive income/(loss)	5,922	(51)
Total comprehensive income	367,601	6,281
Comprehensive loss attributable to non-controlling interests	5,774	5,671
Comprehensive income attributable to ADGS Advisory, Inc.	$373,375	$11,952

(A)  Represents the consolidated statement of comprehensive income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”)

Revenue

Our business for the three months ended November, 2013 expanded rapidly. We recorded revenue of $1.1 million for the three months ended November, 2013, representing an increase of $0.5 million as compared to the results of $0.6 million for the same period ended November, 2012. The increase was primarily due to the increase of revenue stream in corporate restructuring, insolvency services and multi-disciplinary advisory services and a steadily growth in accounting and corporate services.

General and administrative expenses

	For the Three Months Ended November		%
	2013	2012	change
Revenue	$1,126,764	$609,599	+85%
Less: Operating expenses
Direct cost of revenue	(543,959)	(363,431)	+50%
General and administrativeexpenses	(214,281)	(210,409)	+2%
Operating profit	$368,524	$35,759	+931%

The significant increase in general and administrative expenses is mainly caused by the increase of revenue stream in our services which led to more general and administrative expenses incurred.

Other expense

Other expense represents the interest expense for the bank loans of $28,284 and $29,427 for the three months ended November, 2013 and 2012 respectively.

Other comprehensive income/(loss)

Other comprehensive income/(loss) represents the foreign currency translation adjustment of $5,922 and $51 loss for the three months ended November, 2013 and 2012 respectively.

Liquidity and Capital Resources

As of November 30, 2013, we had cash on hand of $471,625, which represented an increase of $307,311 from $164,314 as of August 31, 2013, total current assets of $1,778,918, and total current liabilities of $2,012,363. Working capital was in deficit of $233,445 and the ratio of current assets to current liabilities was 0.9 to 1 as of November 30, 2013.

As of November 30, 2013 we had long term debt of $3,380,843, which represented an decrease of $72,769 from $3,453,612 as of August 31, 2013; total assets of $5,681,959 as of November 30, 2013 representing an increase of $916,082 from $4,765,877 as of August 31, 2013. The ratio of long term debts to total assets was 0.6 to 1 as of November 30, 2013.

These conditions raise doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our management plans to continue its efforts to raise funds through debt or equity, improve its profitability in the near future to sustain its operations.

The following is a summary of cash provided by or used in each of the indicated type of activities during the three months ended November, 2013 and 2012, respectively:

	For the Three Months Ended November
	2013 (unaudited)	2012 (unaudited)
Cash provided by/(used in):
Operating activities	$229,511	$129,637
Investing activities	(169,602)	(8,118)
Financing activities	247,220	(78,668)
Effect of change of exchange rates	182	(33)

Cash, beginning of period	164,314	129,001
Cash, end of period	$471,625	$171,819

Net cash provided by operating activities was $229,511 for the three months ended November 2013, as compared to net cash provided by operating activities of $129,637 for same period ended November 2012. The increase was mainly due to a net profit of $361,679, offset by accounts receivable of $(61,483), other receivables of $(57,913), accrued liabilities of $(35,081) accrued expenses for the Company and deferred revenue of $(36,276) due to the recognition of consultancy services provided to a third party with a fixed fee and term of four years.

Net cash used in investing activities was $(169,602)for the three months ended November 2013, as compared to net cash used in investing activities of $8,118 for the three months ended November 2012. The increase was mainly due to the partial payments on the acquisition of an intangible asset which was a client base from an independent unrelated third party and acquisition of subsidiary, TH Strategic Management Limited,which amounted to $38,705 and $112,826, respectively paid during the three months period ended November 30, 2013.

Net cash provided by financing activities was $247,220 for the three months ended November 2013, as compared to net cash used in by financing activities of $78,668 for the three months ended November 2012. The increase was primarily caused by repayment of related party advances (shareholder) of $209,601 and bank overdrafts of $74,398, and repayment of bank loans of $(30,641). The advances to shareholder represented unsecured, non-interesting bearing loans without fixed repayment terms. Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder previously informally agreed to repay such amounts on or before November 1, 2013 but has since revised such date to February28, 2014.

The Company had bank loans with outstanding principal of $2.3 million as of November 30, 2013. Summary of total bank loans is as follows:

Nature of loans	Terms of loans	Outstanding loan amount	Current annualized interest rate	Collateral

Term loan	Ranging from 1 year to 25 years	$2,256,142	Ranging from annual rate from 0.38% to 6.98%	Property and personal guarantee from related party and third party

		$2,256,142

The valuations for the above collaterals on August 15, 2013 were approximately $3.7m while the total outstanding loan amount was approximately $2.3m.

The Company had assets held under capital leases, which represent leases of motor vehicle. The cost of motor vehicle under capital lease was $112,913 at November 30, 2013. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of November 30, 2013 are as follows:

Amount
Year ending August 31,
2014 (Nine months)	$22,488
2015	27,345
2016	27,345
2017	27,345
2018	10,752
Thereafter	-
Total minimum lease payment	$115,275
Less: Imputed interest	(9,041)
Present value of net minimum lease payments	$106,234
Less: Current maturities of capital leases obligations	(23,775)
Long-term capital leases obligations	$82,459

Material capital expenditure commitments

We anticipate that we will require a high level of capital expenditure in the foreseeable future to fund our future growth. We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources. Currently, the Company has not entered into any agreements for any potential acquisitions. As a result, there are no material capital expenditure commitments as of November 30, 2013.

Contractual Obligations

The following table sets forth information regarding the Company's contractual payment obligations excluding the bank overdrafts of $0.8 million as of November 30, 2013.

	Payment due by period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Borrowing:
- Capital lease	$115,275	$22,488	$54,690	$38,097	$-
- Bank loan	2,256,142	76,905	232,556	169,745	1,776,936
- Loan from a related party	750,725	-	-	750,725	-

Operating lease obligation:
- Office rental	194,397	100,191	94,206	-	-
	$3,316,539	$199,584	$381,452	$958,567	$1,776,936

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

We may be exposed to interest rate risk in relation to the bank loans we maintain. The interest rate risk is managed by the Directors of the Company on an ongoing basis with the primary objective of limiting the extent to which interest expense could be affected by adverse movement in interest rates. A 100 basis point increase or decrease is used when reporting interest rate risk internally to key management personnel and represents management’s assessment of the reasonably possible change in interest rates. If interest rates had been 100 basis points higher/lower and all other variables were held constant, the Company’s post-tax profit for the three months ended November 30, 2013 would increase/decrease by US$3,614 as compared with the combined post-tax profit for the three months ended November 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
_______________
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

ADGS ADVISORY, INC.
(Registrant)

Dated: January 24, 2014	By:	/s/ Li Lai Ying
Li Lai Ying,
Chief Executive Officer
(Principal Executive Officer)

Dated: January 24, 2014	By:	/s/ Tong Wing Shan
Tong Wing Shan
Chief Financial Officer
(Principal Financial Officer)