Form 10-Q
period 2014-02-28
ADGS Advisory, Inc.
filed 2014-04-21
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to ______

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.0001 par value per share; 27,690,000 outstanding as of April 15, 2014.

ADGS ADVISORY, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED FEBRUARY 28, 2014 (UNAUDITED)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN US DOLLARS)

	February 28, 2014	August 31, 2013
	(Unaudited)
Assets

Current assets
Cash	$1,112,662	$164,314
Restricted cash	129,465	129,312
Accounts receivable	613,169	564,773
Other receivables	36,821	130,835
Due from a related party	31,050	418,658
Prepaid expenses	-	64,071
Total current assets	1,923,167	1,471,963

Non-current assets
Property and equipment, net	2,053,329	2,088,690
Equity-method investment	363,327	371,096
Intangible assets	850,627	793,840
Goodwill	475,605	-
Utility and other deposits	72,535	40,288
Total non-current assets	3,815,423	3,293,914

Total assets	$5,738,590	$4,765,877

Liabilities and stockholders' equity

Current liabilities
Bank overdraft	$777,837	$744,077
Assets held under capital lease	12,004	23,775
Accrued liabilities and other payables	197,347	218,242
Deposit received	2,868	-
Common stock issuable	154,872	-
Deferred revenue	144,959	145,114
Income tax payable	262,551	152,357
Consideration payable for acquisition of an intangible asset	38,656	-
Bank loans – current portion	76,531	107,548
Total current liabilities	1,667,625	1,391,113

Non-current liabilities
Assets held under capital lease, net of current portion	88,211	88,306
Deferred revenue, net of current portion	362,398	435,343
Bank loans, net of current portion	2,218,602	2,179,237
Loan from a related party	749,923	750,726
Total non-current liabilities	3,419,134	3,453,612

Total liabilities	5,086,759	4,844,725

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 25,000,000 shares issued and outstanding as of February 28, 2014 and August 31, 2013	2,500	2,500
Additional paid in capital	(2,500)	(2,500)
Retained earnings	808,211	67,868
Accumulated other comprehensive loss	(9,091)	(10,364)
Total ADGS Advisory, Inc. stockholders’ equity	799,120	57,504

Non-controlling interest	(147,289)	(136,352)

Total liabilities and stockholders’ equity	$5,738,590	$4,765,877

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
		(A)		(A)

Revenue	$1,441,268	$1,296,035	$2,601,278	$1,905,634

Less: Operating expenses:
Direct cost of revenue	(586,401)	(603,608)	(1,131,827)	(967,039)
General and administrative expenses	(388,920)	(275,946)	(601,734)	(486,355)
Total operating expenses	(975,321)	(879,554)	(1,733,561)	(1,453,394)

Operating income	465,947	416,481	867,717	452,240

Other income	327	-	1,869	-
Other expense:
Interest expenses	(26,913)	(33,348)	(55,197)	(62,775)

Profit before income taxes	439,361	383,133	814,389	389,465

Less: Income tax expense	(71,631)	(42,988)	(84,980)	(42,988)

Net profit before allocation of non-controlling interest	$367,730	$340,145	$729,409	$346,477

Net loss attributable to non-controlling interest	5,160	5,674	10,934	11,345

Net income attributable to common stockholders	$372,890	$345,819	$740,343	$357,822

Earnings per share
- Basic and diluted	$0.02	$6.92	$0.03	$7.16

Weighted average common shares outstanding
- Basic and diluted	25,000,000	50,000	25,000,000	50,000

(A)	Represents the consolidated statement of income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
( IN US DOLLARS)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014	2013	2014	2013
		(A)		(A)

Net income	$367,730	$340,145	$729,409	$346,477

Other comprehensive income/(loss)
Foreign currency translation adjustment	(4,652)	(67)	1,270	(115)

Comprehensive income	363,078	340,078	730,679	346,362

Add: Comprehensive loss attributable to non-controlling interests	5,160	5,674	10,934	11,345

Comprehensive income attributable to ADGS Advisory, Inc.	$368,238	$345,752	$741,613	$357,707

(A)	Represents the consolidated statement of comprehensive income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN US DOLLARS)

	Preferred shares with US$0.0001 Par Value		Common Stock, with US$0.0001 Par Value		Additional paid-	Accumulated Other		Non-
	Number of Shares	Amount	Number of Shares	Amount	in capital Amount	Comprehensive (loss)/income	Retained Earnings	controlling Interest	Total Equity

Balance as of August 31, 2013	-	-	25,000,000	$2,500	$(2,500)	$(10,364)	$67,868	$(136,352)	$(78,848)
Net profit/(loss)	-	-	-	-	-	-	740,343	(10,934)	729,409
Foreign translation gain/(loss)	-	-	-	-	-	1,273	-	(3)	1,270

Balance as of February 28, 2014	-	-	25,000,000	$2,500	$(2,500)	$(9,091)	$808,211	$(147,289)	$651,831

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For the Six Months Ended February 28,
	2014	2013
		(A)
Cash flows from operating activities:
Net income	$740,343	$357,822
Add: Net loss attributable to non-controlling interest	(10,934)	(11,345)
	729,409	346,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	53,431	15,243
Amortization of intangible assets	98,003	89,750
Equity in loss of equity-method investment	5,455	5,424

Changes in assets and liabilities:
Account receivable	(49,038)	(123,304)
Other receivables	93,945	-
Utility and other deposits	(32,315)	1,282
Prepaid expenses	64,051	(51,932)
Deposit received	2,870	-
Accrued liabilities	(20,677)	125,170
Temporary receipts	-	2,596
Income tax payable	110,440	42,988
Deferred revenue	(72,534)	-
Net cash provided by operating activities	983,040	453,694

Cash flows from investing activities:
Cash paid for property and equipment	(18,066)	(133,366)
Acquisition of an intangible asset, net of cash acquired	(116,104)	-
Acquisition of a subsidiary, net of cash acquired	(475,605)	-

Net cash used in investing activities	(609,775)	(133,366)

Cash flows from financing activities:
Receipt for shares issuable	154,988	-
Bank fixed deposit	(292)	(128,215)
Advances made and expenses paid on behalf of a related party	-	(2,990,814)
Repayment of advances made and expenses paid on behalf of a related party	387,159	1,342,554
Proceeds from bank loans	86,132	1,223,171
Repayment of bank loans	(75,325)	(85,672)
Proceeds from capital lease	-	53,461
Repayment of capital lease	(11,754)	(17,014)
Net increase in bank overdraft	34,582	498,511
Net cash provided by/(used in) financing activities	757,490	(104,018)
Net increase in cash	948,755	216,310

Effect on change of exchange rates on cash	(407)	5
Cash as of Beginning of period	164,314	129,001

Cash as of End of period	$1,112,662	$345,316

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Bank loan interest paid	$27,840	$55,944
Capital lease interest paid	$1,915	$896
Income tax paid	$-	$-

Analysis of the balances of cash and cash equivalents
Cash and bank balance	$1,112,662	$345,316

(A)	Represents the consolidated statement of cash flows of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See note 1)

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

Certain reclassifications have been made to the comparative period amounts to conform with that of the current period.

Going concern

The accompanying consolidated financial statements are presented on a going concern basis. Although the Company has a working capital surplus of $255,542 at February 28, 2014, management plans to continue its efforts to raise funds through debt or equity in the near future and increase its profitability to sustain its operations.

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

	February 28, 2014	August 31, 2013
(Unaudited)

Balance sheet items, except for equity accounts	HK$7.7608=$1	HK$7.7525=$1

	February 28,	February 28,
	2014	2013
	(Unaudited)	(Unaudited)

Items in statements of income and cash flows for the three months ended	HK$7.7566=$1	HK$7.7993=$1
Items in statements of income and cash flows for the six months ended	HK$7.7550=$1	HK$7.7994=$1

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Revenue recognition (…/Cont’d)

(iv)	The Company recognizes the management fee income when service is provided. Services include providing administration support service or accounting service to companies.

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

The Group considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Substantially all of the cash deposits of the Group are held with financial institutions located in the Hong Kong, PRC. Management believes these financial institutions are of high credit quality. The group held no cash equivalents at February 28, 2014 and August 31, 2013.

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

Purchased intangible assets

The Group assesses the useful lives and possible impairment of existing recognized intangible assets when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

●	significant underperformance relative to historical or projected future operating results;
●	significant changes in the manner of use of the acquired assets or the strategy for our overall business;
●	identification of other impaired assets within a reporting unit;
●	disposition of a significant portion of an operating segment;
●	significant negative industry or economic trends;

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

The Group assesses the useful lives and possible impairment of existing goodwill when an event occurs that may trigger such a review. Factors considered important which could trigger a review include:

●	significant underperformance relative to historical or projected future operating results;
●	significant changes in the manner of use of the acquired assets or the strategy for our overall business;
●	identification of other impaired assets within a reporting unit;
●	disposition of a significant portion of business;
●	significant negative industry or economic trends;

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

The Group recognizes interest and penalty related to income tax matters as income tax expense. For the six months ended February 28, 2014 and 2013, there was no penalty or interest recognized as income tax expenses.

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

ii)
Contributions to appropriate local contribution retirement schemes pursuant to the relevant labor rules and regulations in Hong Kong which are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Group incurred $31,859 and $19,659 for the three months period ended February 28, 2014 and 2013; $50,551 and $37,218 for the six months period ended February 28, 2014 and 2013 respectively.

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

The following tables set forth the Company's four main segments:

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Three months ended February 28, 2014
Segment revenue
Revenue from external customer	$417,329	$26,166	$997,773	$-	$1,441,268
Direct cost of revenue	(159,613)	(34,526)	(392,262)	-	(586,401)
Administrative expense	(112,614)	(7,061)	(269,245)	-	(388,920)
Gross profit/(loss)	145,102	(15,421)	336,266	-	465,947

Other income	95	6	226	-	327
Finance cost	(7,793)	(489)	(18,631)	-	(26,913)

Income/(loss) before income taxes	137,404	(15,904)	317,861	-	439,361
Income tax	(20,742)	(1,300)	(49,589)	-	(71,631)
Net income/(loss)	$116,662	$(17,204)	$268,272	$-	$367,730

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total

Total assets	$1,716,361	$47,056	$3,278,687	$696,486	$5,738,590

Total liabilities	$955,529	$60,465	$2,711,268	$1,359,497	$5,086,759

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3.	BUSINESS SEGMENTS (…../Cont’d)

A)	Business segment reporting - by product (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Three months ended February 28, 2013
Segment revenue
Revenue from external customer	$251,079	$832,770	$212,186	$-	$1,296,035
Direct cost of revenue	(125,032)	(438,706)	(39,870)	-	(603,608)
Administrative expense	(53,459)	(177,309)	(45,178)	-	(275,946)
Gross profit	72,588	216,755	127,138	-	416,481

Other income	-	-	-	-	-
Finance cost	(6,460)	(21,428)	(5,460)	-	(33,348)

Income before income taxes	66,128	195,327	121,678	-	383,133
Income tax	(8,328)	(27,622)	(7,038)	-	(42,988)
Net income	$57,800	$167,705	$114,640	$-	$340,145

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total

Total assets	$856,599	$3,036,888	$168,687	$-	$4,062,174

Total liabilities	$805,813	$2,856,836	$746,428	$-	$4,409,077

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3.	BUSINESS SEGMENTS (…../Cont’d)

B)	Business segment reporting - by product (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Six months ended February 28, 2014
Segment revenue
Revenue from external customer	$696,971	$50,690	$1,853,617	$-	$2,601,278
Direct cost of revenue	(327,310)	(62,331)	(742,186)	-	(1,131,827)
Administrative expense	(165,795)	(11,725)	(424,214)	-	(601,734)
Gross profit/(loss)	203,866	(23,366)	687,217	-	867,717

Other income	8,729	763	(7,623)	-	1,869
Finance cost	(14,813)	(1,104)	(39,280)	-	(55,197)

Income/(loss) before income taxes	197,782	(23,707)	640,314	-	814,389
Income tax	(24,054)	(1,591)	(59,335)	-	(84,980)
Net income/(loss)	$173,728	$(25,298)	$580,979	$-	$729,409

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total

Total assets	$1,716,361	$47,056	$3,278,687	$696,486	$5,738,590

Total liabilities	$955,529	$60,465	$2,711,268	$1,359,497	$5,086,759

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3.	BUSINESS SEGMENTS (…../Cont’d)

C)	Business segment reporting - by product (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Six months ended February 28, 2013
Segment revenue
Revenue from external customer	$537,628	$1,081,057	$286,949	$-	$1,905,634
Direct cost of revenue	(278,048)	(598,639)	(90,352)	-	(967,039)
Administrative expense	(152,364)	(263,008)	(70,983)	-	(486,355)
Gross profit	107,216	219,410	125,614	-	452,240

Other income	-	-	-	-	-
Finance cost	(20,293)	(33,413)	(9,069)	-	(62,775)

Income before income taxes	86,923	185,997	116,545	-	389,465
Income tax	(8,328)	(27,622)	(7,038)	-	(42,988)
Net income	$78,595	$158,375	$109,507	$-	$346,477

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total

Total assets	$856,599	$3,036,888	$168,687	$-	$4,062,174

Total liabilities	$805,813	$2,856,836	$746,428	$-	$4,409,077

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

4.	ACQUISITION OF SUBSIDIARY

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

In consideration for acquisition of the issued and outstanding shares of TH Strategic, Almonds Kisses has agreed to pay the seller the sum of about $516,000 (HK$4 million), payable in four equal monthly installments of about $129,000 (HK$1 million) each. Almonds Kisses has fully paid the consideration of acquisition before the end of February 2014.

The following table summarizes the estimated fair values of tangible assets acquired and liabilities assumed as of the date of the Merger:

Assets /(liabilities)
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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

5.	CASH

Cash represents cash in bank and cash on hand. Cash as of February 28, 2014 and August 31, 2013 consists of the following:

	February 28,	August 31,
	2014	2013
	(Unaudited)
Bank balances and cash	$1,112,662	$164,314

All cash was maintained in Hong Kong, PRC. In Hong Kong, there are no rules or regulations mandating an obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

6.	RESTRICTED CASH

At February 28, 2014 and August 31, 2013, $129,465 of cash was restricted and deposited in a bank as security for installment loans payable to the bank.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

7.	DUE FROM A RELATED PARTY

The amounts due from the Group CFO are interest free, unsecured and repayable on demand. The Advances to the CFO were funded by Group bank loans. These bank loans were secured by real property owned by the CFO. The activity for such amounts due to shareholders for the period/year ended February 28, 2014 and August 31, 2013 is as follows:

Period Ended February 28, 2014
(Unaudited)
Balance due at September 1, 2013	$418,658
Amount repaid during the period	(387,159)
Exchange alignment	(449)
Balance due at February 28, 2014	$31,050

Year Ended August 31, 2013

Balance due at September 1, 2012	$241,036
Amount advanced during the year	4,831,702
Amount repaid during the year	(4,655,559)
Exchange alignment	1,479
Balance due at August 31, 2013	$418,658

8.	LOAN FROM A RELATED PARTY

The loan from a related party is interest free, unsecured and is due and payable on August 30, 2017.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	February 28,	August 31,
	2014	2013
	(Unaudited)

Investment property	$1,909,062	$1,909,062
Leasehold improvement	103,414	85,345
Furniture and fixtures	5,632	5,632
Office equipment	6,730	6,730
Motor vehicle	145,407	145,407
	2,170,245	2,152,176
Less: Accumulated depreciation	(116,916)	(63,486)
	$2,053,329	$2,088,690

Depreciation expense for the three months ended February 28, 2014 and 2013 amounted to $27,613 and $8,958; for the six months ended February 28, 2014 and 2013 amounted to $53,431 and $15,243 respectively.

Included in motor vehicle of the Group, the net carrying amount of $105,646 as of February 28, 2014 and $120,183 as of August 31, 2013 is under capital lease with the related depreciation charge for of $7,267 and $4,075 for the three months ended February 28, 2014 and 2013; $14,537 and $5,477 for the six months ended February 28, 2014 and 2013 respectively.

The residential property held by Motion Tech is collateral for a banking facility with a maximum amount of $2,063,850 (HK$16 million).

10.	ASSETS HELD UNDER CAPITAL LEASES

The Group leases a motor vehicle that is classified as capital lease. The cost of the motor vehicle under capital leases is included in the Balance Sheets as property and equipment and was $105,646 (net of accumulated depreciation) at February 28, 2014. Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of February 28, 2014, are as follows:

Amount

Year ending August 31,
2014 (Six months)	$13,658
2015	27,316
2016	27,316
2017	27,316
2018	10,745
Thereafter	-
Total minimum lease payment	106,351
Less: Imputed interest	(6,136)
Present value of net minimum lease payments	100,215
Less: Current maturities of capital leases obligations	(12,004)
Long-term capital leases obligations	$88,211

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

11.	INTANGIBLE ASSETS

Intangible assets consist of customer lists purchased from three unrelated parties pursuant to the agreements dated June 21, 2005, April 28, 2011 and September 30, 2013.

The intangible assets are amortized using the straight line method over a period of 10 years. Amortization expenses for the three months ended February 28, 2014 and 2013 are $48,990 and $44,875; for the six months ended February 28, 2014 and 2013 are $98,003 and $89,750 respectively. The future amortization as of February 28, 2014 will be as follows:

Amount

Year ending August 31,
2014 (Six months)	$97,928
2015	194,191
2016	92,774
2017	92,774
2018	92,774
Thereafter	280,186
$850,627

12.	INCOME TAXES

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

The Company’s subsidiary, ADGS Advisory Limited, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $81,195 and $42,823 has been made for the six months ended February 28, 2014 and 2013, respectively.

The Company’s subsidiary, ADGS Tax Advisory Limited, is domiciled in Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the six months ended February 28, 2014 and 2013.

The Company’s subsidiary, Vantage Advisory Limited, is domiciled in Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the six months ended February 28, 2014.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

12.	INCOME TAXES (…/Cont’d)

The Company’s subsidiary, Motion Tech is domiciled in the British Virgin Islands, the law of which does not require the company to pay any income taxes or other taxes based on income, business activity or assets.

The Company’s subsidiary, T H Strategic Management Limited acquired on October 20, 2013, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $3,785 has been made for the six months ended February 28, 2014.

The Company's income tax for the six months ended February 28, 2014 and 2013 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	For the Three months ended February 28,		For the Six months ended February 28,
	2014	2013	2014	2013

Income before tax	$439,361	$383,133	$814,389	$389,465

Expected Hong Kong income tax expense at statutory tax rate of 16.5%	$72,495	$63,217	$134,375	$64,262
Temporary difference	(35,086)	(3,528)	(73,679)	(3,240)
Utilization of tax losses	-	(21,382)	193	(27,394)
Unrealised tax loss	34,222	4,681	24,091	9,360
Actual income tax expense	$71,631	$42,988	$84,980	$42,988

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 28, 2014	August 31, 2013
	(Unaudited)
Deferred tax asset:
Unrecognized tax losses	$-	$-

Deferred tax liability:
Difference between book and tax depreciation	$1,242	$2,340

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other major temporary differences that give rise to the deferred tax assets and liabilities are net operating losses carry forwards. As the amounts are immaterial as of February 28, 2014 and August 31, 2013, no deferred taxes have been provided for in the accounts.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13.	BANK LOANS

The details of the bank loans outstanding as of February 28, 2014 (unaudited) are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$930,270 (HK$7,219,643)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$117,276 (HK$910,153)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd ("HC")	US$29,737 (HK$230,779)	HC annual rate of 2.14% flat	Term loan	January 27, 2014 to January 26, 2016	Personal guarantee from related party and third party

DBS	US$1,181,342 (HK$9,168,157)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

Bank of East Asia (“BEA”)	US$36,508 (HK$283,333)	BEA monthly rate of 0.6%	Term loan	February 20, 2014 to February 20, 2015	Personal guarantee from related party

$2,295,133

The details of the bank loans outstanding as of August 31, 2013 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$943,651 (HK$7,315,652)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$136,863 (HK$1,061,028)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd ("HC")	US$5,573 (HK$43,204)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,200,698 (HK$9,308,419)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

$2,286,785

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13.	BANK LOANS (…../Cont’d)

Interest expenses for the three months ended February 28, 2014 and 2013 are $13,177 and $26,684; six months ended February 28, 2014 and 2013 are $27,840 and $55,944 respectively.

Bank loans repayment schedule is as follows:

	February 28, 2014	August 31, 2013
	(Unaudited)
Year ending August 31,
2014 (Six months)	$76,531	$107,548
2015	149,718	114,303
2016	119,244	118,253
2017	85,557	90,382
2018	74,406	79,363
Thereafter	1,789,677	1,776,936
	$2,295,133	$2,286,785

The bank loans as outlined in the aforementioned tables are secured by the directors' and third parties' properties and personal guarantees.

14.	DEFERRED REVENUE

	February 28, 2014	August 31, 2013
	(Unaudited)
Deferred revenue – current portion	$144,959	$145,114
Deferred revenue – net of current portion	362,398	435,343
	$507,357	$580,457

The Company has an agreement with a third party for consultancy services with a fixed fee and term of four years, renewable upon expiration. Deferred revenue to be recognized in next fiscal year (2014) is classified as current liabilities with the remaining balance classified as a non-current liabilities.

15.	CONCENTRATIONS OF RISK

The Group's credit risk is somewhat limited due to a relatively large customer base. During the three- and six- months ended February 28, 2014 and 2013, the Group had no customer which accounted for 10% or more of total revenue or 10% or more of total accounts receivable at February 28, 2014 or August 31, 2013.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

16.	RELATED PARTY TRANSACTIONS

Significant operating expenses arising from transaction with a related company was as follows.

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the six months ended February 28, 2014	For the six months ended February 28, 2013
Revenue:-
Accounting & corporate services	$102,121	$-	$176,699	$-
Multi-disciplinary Advisory	515,542		973,002	-
	$617,663	$-	$1,149,701	$-
Direct cost of revenue:-
Multi-Disciplinary Advisory	$28,821	$-	$63,426	$-

These balances primarily represent revenue and direct cost of revenue, which transactions related to the Company's Chief Operating Officer and related parties for the three and six months ended February 2014 and 2013.

See Notes 7 and 8 for discussion of advances to and from related parties.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

(a)
In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising within the normal course of businesses that relate to a wide range of matters. The Group records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, evidence and the specifics of each matter. The Group has not recognized a provision for claims or contingencies as of February 28, 2014 and August 31, 2013.

(b)
Rental expense amounted to $40,772 and $39,483 for the three months ended February 28, 2014 and 2013; $83,315 and $80,463 for the six months ended February 28, 2014 and 2013 respectively. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of February 28, 2014 are payable as follows

Year Ending August 31,	Rental

2014 (Six months)	$66,191
2015	94,156
2016	-
2017	-
2018	-
Over five years	-
$160,347

(c)
Deferred revenue amounted to $72,479 and nil for the six months ended February 28, 2014 and 2013 respectively. The total future revenue under non-cancellable agreement with respect to consultancy service income as of February 28, 2014 are receivable as follows:

Year Ending August 31,	Revenue

2014 (Six months)	$72,480
2015	144,959
2016	144,959
2017	144,959
2018	-
Over five years	-
$507,357

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

18.	SUBSEQUENT EVENT

On March 19, 2014, the Company issued 1,400,000 shares of common stock to 12 investors for the purchase price of $0.30 per share or $420,000 in the aggregate which shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S thereunder. All investors represented and warranted that they were non-U.S. persons with the meaning of Regulation S.

On April 15, 2014, the Company issued 1,290,000 shares of common stock to a director for the purchase price of $0.30 per share or $387,000 in the aggregate which shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S thereunder. Such investor represented and warranted that he was a non-U.S. person with the meaning of Regulation S.

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

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc.
(formerly Life Nutrition Products, Inc.),
a Delaware corporation

ê 100%

Almonds Kisses Limited (BVI),
a British Virgin Islands company

ê 100%	ê 100%	ê 100%	ê 100%	ê 30%
ADGS Advisory Limited	Vantage Advisory Limited,	TH Strategic Management	Motion Tech Development	Dynamic Golden
a Hong Kong corporation	a Hong Kong corporation	Limited, a Hong Kong c	Limited, a British Virgin Islands	Limited, a Hong Kong
	corporation	orporation	company
ê 80%
ADGS Tax Advisory Limited
a Hong Kong corporation

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended August 31, 2013, as filed in Form 10-K with the Securities and Exchange Commission on December 24, 2013.

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

Certain reclassifications have been made to the comparative period amounts to conform with that of the current period.

Going concern

The accompanying consolidated financial statements are presented on a going concern basis.   Although the Company has a working capital surplus of $255,542 at February 28, 2014, management plans to continue its efforts to raise funds through debt or equity in the near future and increase its profitability to sustain its operations.

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

(iii)           Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight-line basis over the lease term.

(iv)           The Company recognizes the management fee income when service is provided. Services include providing administration support service or accounting service to companies.

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

The Company recognizes interest and penalty related to income tax matters as income tax expense. For the six months ended February 28, 2014 and 2013, there was no penalty or interest recognized as income tax expenses.

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

Other key uncertainties include our high leverage and highly variable interest expense. To date, we have significantly relied upon debt financings to fund our operations. At February 28, 2014 (unaudited) and August 31, 2013 (audited), we had outstanding bank loans (excluding bank overdrafts) in the principal amount of $2,295,133 and $2,286,785, respectively. We also had bank overdrafts of $777,837 as of February 28, 2014 compared with $744,077 as of August 31, 2013. Interest expense from bank loans and overdrafts (excluding capital lease interest) for the six months ended February 28, 2014 was $52,895 and for the six months ended February 28, 2013 was $61,879. Such loans are primarily term loans with maturity dates ranging from February 2014 to October 2037. Approximately $0.5 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2013, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations. See “Risk Factors” elsewhere in this report for further discussion of these uncertainties and others.

In addition to the foregoing, as of February 28, 2014, advances to a related party total $31,050. The advances to the related party represent unsecured, non-interesting bearing loans without fixed repayment terms. Although most of such advances have been repaid to the Company, such advances may have detrimentally affected our ability to do business insofar that such advances represented a major portion of the Company’s available cash. These advances were provided as a special accommodation to such related party whose personal properties were provided as collateral for bank loans obtained by the Company. Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder previously informally agreed to repay such amounts on or before November 1, 2013 but has since revised such date to May 31, 2014. The foregoing represents another key uncertainty since no assurance can be made that such advances will be repaid on or before May 31, 2014 or at all. In addition, although such advances are no longer being made to such shareholder, such advances have not generated income to the Company and may have detrimentally affected our ability to grow the business for the benefit of all of the shareholders.

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

For the Three Months Ended February 28, 2014 and February 28, 2013 and For the Six Months Ended February 28, 2014 and February 28, 2013 (unaudited)

The following table presents the consolidated statements of operations of the Company for the three months ended February 28, 2014 as compared to the results of operations for the three months ended February 28, 2013 and for the six months ended February 28, 2014 as compared to the results of operations for the six months ended February 28, 2013.

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
		(A)		(A)

Revenue	$1,441,268	$1,296,035	$2,601,278	$1,905,634
Less: Operating expenses
Direct cost of revenue	(586,401)	(603,608)	(1,131,827)	(967,039)
General and administrative expenses	(388,920)	(275,946)	(601,734)	(486,355)
Operating profit	465,947	416,481	867,717	452,240
Other income	327	-	1,869	-
Other expenses	(26,913)	(33,348)	(55,197)	(62,775)
Net profit	439,361	383,133	814,389	389,465
Income tax expenses	(71,631)	(42,988)	(84,980)	(42,988)
Other comprehensive income/(loss)	(4,652)	(67)	1,270	(115)
Total comprehensive income	363,078	340,078	730,679	346,362
Comprehensive loss attributable to non-controlling interests	5,160	5,674	10,934	11,345
Comprehensive income attributable to ADGS Advisory, Inc.	$368,238	$345,752	$741,613	$357,707
_____________
(A)	Represents the consolidated statement of comprehensive income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”)

Revenue

For the Six Months Ended February 28, 2014 and February 28, 2013

Our business for the six months ended February 28, 2014 expanded rapidly. We recorded revenue of $2.6 million for the six months ended February 28, 2014, representing an increase of $0.7 million as compared to the results of $1.9 million for the same period ended February 28, 2013. The increase was primarily due to the increase of revenue stream in corporate restructuring, insolvency services and multi-disciplinary advisory services and a steady growth in accounting and corporate services.

For the Three Months Ended February 28, 2014 and February 28, 2013

We recorded revenue of $1.4 million for the three months ended February 28, 2014, representing an increase of $0.1 million as compared to $1.3 million for the same period ended February 28, 2013.

General and administrative expenses

	For the Three Months Ended February 28,		%	For the Six Months Ended February 28,		%
	2014	2013	change	2014	2013	change
Revenue	$1,441,268	$1,296,035	+11%	$2,601,278	$1,905,634	+37%
Less: Operating expenses
Direct cost of revenue	(586,401)	(603,508)	-3%	(1,131,827)	(967,039)	+17%
General and administrative expenses	(388,920)	(275,946)	+41%	(601,734)	(486,355)	+24%
Operating profit	$465,947	$416,481	+12%	$867,717	$452,240	+92%

The significant increase in general and administrative expenses is mainly caused by the increase of revenue stream in our services which led to more general and administrative expenses incurred.

Other expense

Other expense represents the interest expense for the bank loans, bank overdrafts, capital lease and others of $26,913 for the three months ended February 28, 2014 and $55,197 for the six months ended February 28, 2014 and $33,348 for the three months ended February 28, 2013 and $62,775 for the six months ended February 28, 2013.

Other comprehensive income/(loss)

Other comprehensive income/(loss) represents the foreign currency translation adjustment of $4,652 loss for the three months ended February 28, 2014 and $1,270 for the six months ended February 28, 2014 and $67 loss for the three months ended February 28, 2013 and $115 loss for the six months ended February 28, 2013.

Liquidity and Capital Resources

As of February 28, 2014, we had cash on hand of $1,112,662, which represented an increase of $948,348 from $164,314 as of August 31, 2013, total current assets of $1,923,167, and total current liabilities of $1,667,625. Working capital at February 28, 2014 was $255,542 and the ratio of current assets to current liabilities was 1.15 to 1 as of February 28, 2014.

As of February 28, 2014 we had long term debt of $3,419,134, which represented an decrease of $34,478 from $3,453,612 as of August 31, 2013; total assets of $5,738,590 as of February 28, 2014 representing an increase of $972,713 from $4,765,877 as of August 31, 2013. The ratio of long term debts to total assets was 0.6 to 1 as of February 28, 2014.

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

The following is a summary of cash provided by or used in each of the indicated type of activities during the six months ended February 28, 2014 and February 28, 2013, respectively:

	For the Six Months Ended February 28,
Cash provided by/(used in):	2014 (unaudited)	2013 (unaudited)
Operating activities	$983,040	$453,694
Investing activities	(609,775)	(133,366)
Financing activities	757,490	(104,018)
Effect of change of exchange rates	(407)	5

Cash, beginning of period	164,314	129,001
Cash, end of period	$1,112,662	$345,316

Net cash provided by operating activities was $983,040 for the six months ended February 28, 2014, as compared to net cash provided by operating activities of $453,694 for same period ended February 28, 2013. The increase was mainly due to a net profit of $740,343, plus other receivables of $93,945, prepaid expenses of $64,051 and income tax payable of $110,440, offset by accounts receivable of $(49,038), utility and other deposits of $(32,315), accrued liabilities of $(20,677), and accrued expenses for the Company and deferred revenue of $(72,534) due to the recognition of consultancy services provided to a third party with a fixed fee and term of four years.

Net cash used in investing activities was $(609,775) for the six months ended February 28, 2014, as compared to net cash used in investing activities of $(133,366) for the six months ended February 28, 2013. The increase was mainly due to the acquisition of a subsidiary, TH Strategic Management Limited, which amounted to $475,605 paid during the six months ended February 28, 2014.

Net cash provided by financing activities was $757,490 for the six months ended February 28, 2014, as compared to net cash used in financing activities of $104,018 for the six months ended February 28, 2013. The increase was primarily caused by repayment to the Company of advances made and expenses paid on behalf of a related party of $387,159, receipt of $154,988 for future share issuances, and increase in bank loans and bank overdraft of $86,132 and $34,582, respectively. The advances to shareholder represented unsecured, non-interesting bearing loans without fixed repayment terms. Although there is no binding obligation on the part of the shareholder to repay such loans, such shareholder previously informally agreed to repay such amounts on or before November 1, 2013 but has since revised such date to May 31, 2014.

The Company had bank loans with outstanding principal of $2.3 million as of February 28, 2014. Summary of total bank loans is as follows:

Nature of loans	Terms of loans	Outstanding loan amount	Current annualized interest rate	Collateral

Term loan	Ranging from 1 year to 25 years	$2,295,133	Ranging from annual rate from 0.38% to 6.98%	Property and personal guarantee from related party and third party

		$2,295,133

The valuations for the above collaterals on August 15, 2013 were approximately $3.7m while the total outstanding loan amount was approximately $2.3m.

The Company had assets held under capital leases, which represent leases of motor vehicle. The cost of motor vehicle under capital lease was $105,646 at February 28, 2014. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of February 28, 2014 are as follows:

Amount
Year ending August 31,
2014 (Six months)	$13,658
2015	27,316
2016	27,316
2017	27,316
2018	10,745
Thereafter	-
Total minimum lease payment	$106,351
Less: Imputed interest	(6,136)
Present value of net minimum lease payments	$100,215
Less: Current maturities of capital leases obligations	(12,004)
Long-term capital leases obligations	$88,211

Material capital expenditure commitments

We anticipate that we will require a high level of capital expenditure in the foreseeable future to fund our future growth. We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources. Currently, the Company has not entered into any agreements for any potential acquisitions. As a result, there are no material capital expenditure commitments as of February 28, 2014.

Contractual Obligations

The following table sets forth information regarding the Company's contractual payment obligations excluding the bank overdrafts of $0.8 million as of February 28, 2014.

		Payment due by period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Borrowing:
- Capital lease	$106,351	$13,658	$54,632	$38,0561	$-
- Bank loan	2,295,133	76,531	268,962	159,963	1,789,677

- Loan from a related party	749,923	-	-	749,923	-
Operating lease obligation:
- Office rental	160,347	66,191	94,156	-	-
	$3,311,750	$156,380	$417,750	$947,943	$1,789,677

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

We may be exposed to interest rate risk in relation to the bank loans we maintain. The interest rate risk is managed by the Directors of the Company on an ongoing basis with the primary objective of limiting the extent to which interest expense could be affected by adverse movement in interest rates. A 100 basis point increase or decrease is used when reporting interest rate risk internally to key management personnel and represents management’s assessment of the reasonably possible change in interest rates. If interest rates had been 100 basis points higher/lower and all other variables were held constant, the Company’s post-tax profit for the six months ended February 28, 2014 would increase/decrease by $3,843 as compared with the combined post-tax profit for the six months ended February 28, 2013 while the Company’s post-tax profit for the three months ended February 28, 2014 would increase/decrease by $230 as compared with the combined post-tax profit for the three months ended February 28, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
________________
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

ADGS ADVISORY, INC.
(Registrant)

Dated: April 21, 2014	By:	/s/ Li Lai Ying
Li Lai Ying,
Chief Executive Officer
(Principal Executive Officer)

Dated: April 21, 2014	By:	/s/ Tong Wing Shan
Tong Wing Shan
Chief Financial Officer
(Principal Financial Officer)