Form 10-Q
period 2014-05-31
ADGS Advisory, Inc.
filed 2014-07-21
CIK 1439237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______________

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.0001 par value per share; 28,212,805 outstanding as of July 21, 2014.

ADGS ADVISORY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADGS ADVISORY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2014 (UNAUDITED)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED 31 MAY, 2014 (UNAUDITED)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN US DOLLARS)

	May 31, 2014	August 31, 2013
	(Unaudited)
Assets
Current assets
Cash	$279,817	$164,314
Restricted cash	258,892	129,312
Accounts receivable	770,930	564,773
Advance to a third party	1,460,778	130,835
Due from a related party	-	418,658
Other receivables and prepaid expenses	249,007	64,071
Total current assets	3,019,424	1,471,963

Non-current assets
Property and equipment, net	2,018,080	2,088,690
Equity-method investment	360,599	371,096
Intangible assets	801,632	793,840
Goodwill	475,605	-
Utility and other deposits	40,882	40,288
Total non-current assets	3,696,798	3,293,914

Total assets	$6,716,222	$4,765,877

Liabilities and stockholders' equity

Current liabilities
Bank overdraft	$943,124	$744,077
Assets held under capital lease	10,544	23,775
Accrued liabilities and other payables	284,754	218,242
Deposit received	74,449	-
Deferred revenue	145,118	145,114
Income tax payable	448,157	152,357
Bank loans – current portion	308,606	107,548
Total current liabilities	2,214,752	1,391,113

Non-current liabilities
Assets held under capital lease, net of current portion	28,257	88,306
Deferred revenue, net of current portion	326,516	435,343
Bank loans, net of current portion	2,278,188	2,179,237
Loan from a related party	645,055	750,726
Total non-current liabilities	3,278,016	3,453,612

Total liabilities	5,492,768	4,844,725

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 28,191,305 shares issued and outstanding as of May 31, 2014 and 25,000,000 shares issued and outstanding as of August 31, 2013	2,819	2,500
Subscription receivable	(690,521)	-
Additional paid in capital	954,572	(2,500)
Retained earnings	1,115,167	67,868
Accumulated other comprehensive loss	(6,428)	(10,364)
Total ADGS Advisory, Inc. stockholders’ equity	1,375,609	57,504

Non-controlling interest	(152,155)	(136,352)

Total equity	1,223,454	(78,848)

Total liabilities and stockholders’ equity	$6,716,222	$4,765,877

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013
		(A)		(A)

Revenue	$1,479,606	$889,591	$4,080,884	$2,795,225

Direct cost of revenue	(717,283)	(546,615)	(1,849,110)	(1,513,654)
Gross profit	762,323	342,976	2,231,774	1,281,571

General and administrative expenses	(251,312)	(178,974)	(853,046)	(665,329)

Operating income	511,011	164,002	1,378,728	616,242

Other income	12,581	2,579	14,450	2,579
Interest expenses	(36,270)	(36,247)	(91,467)	(99,022)

Profit before income taxes	487,322	130,334	1,301,711	519,799

Less: Income tax expense	(185,234)	(39,022)	(270,214)	(82,010)

Net profit before allocation of non-controlling interest	$302,088	$91,312	$1,031,497	$437,789

Net loss attributable to non-controlling interest	4,868	5,676	15,802	17,021

Net income attributable to common stockholders	$306,956	$96,988	$1,047,299	$454,810

Earnings per share
- Basic and diluted	$0.01	$0.00	$0.04	$0.02

Weighted average common shares outstanding
- Basic and diluted	26,964,925	25,000,000	25,662,172	25,000,000

(A)	Represents the consolidated statement of operations of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See Note 1)

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
( IN US DOLLARS)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013
		(A)		(A)

Net income	$302,088	$91,312	$1,031,497	$437,789

Other comprehensive income/(loss)
Foreign currency translation adjustment	2,663	(99)	3,935	(219)

Add: Comprehensive loss attributable to non-controlling interests	4,868	5,676	15,803	17,021

Comprehensive income attributable to ADGS Advisory, Inc.	$309,619	$96,889	$1,051,235	$454,591

(A) Represents the consolidated statement of comprehensive income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See Note 1)

See notes to condensed consolidated financial statements (unaudited).

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN US DOLLARS)

	Preferred shares with US$0.0001 Par Value		Common Stock, with US$0.0001 Par Value		Additional paid-in		Accumulated Other		Non-
	Number of		Number of		capital	Subscription	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Amount	receivable	(loss)/income	Earnings	Interest	Equity

Balance as of August 31, 2013	-	-	25,000,000	$2,500	$(2,500)	$-	$(10,364)	$67,868	$(136,352)	$(78,848)
Common stock issued	-	-	3,191,305	319	957,072	(690,521)	-	-	-	266,870
Net profit/(loss)	-	-	-	-	-	-	-	1,047,299	(15,802)	1,031,497
Foreign translation gain/(loss)	-	-	-	-	-	-	3,936	-	(1)	3,935

Balance as of May 31, 2014	-	-	28,191,305	$2,819	$954,572	$(690,521)	$(6,428)	$1,115,167	$(152,155)	$1,223,454

See notes to condensed consolidated financial statements (unaudited)

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For the Nine Months Ended May 31,
	2014	2013
		(A)
Cash flows from operating activities:
Net income	$1,047,299	$454,591
Add: Net loss attributable to non-controlling interest	(15,802)	(17,021)
	1,031,497	437,570

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	85,199	27,791
Amortization of intangible assets	146,998	134,626
Loss on equity-method investment	8,182	8,137
Gain on disposal of fixed assets	(10,803)	-
Changes in assets and liabilities:
Account receivables	(206,072)	(373,137)
Other receivables	48,731	-
Utility and other deposits	(593)	718
Prepaid expenses	(156,322)	(45,167)
Deposit received	74,423	-
Accrued liabilities	66,483	130,395
Temporary receipts	-	186,366
Income tax payable	295,693	82,008
Deferred revenue	(108,801)	-
Net cash provided by operating activities	1,274,615	589,307

Cash flows from investing activities:
Cash paid for property and equipment	(62,746)	(133,376)
Sale proceeds of property and equipment	58,957	-
Advances to a third party	(1,406,755)	-
Net increase in restricted cash	(129,531)	(128,546)
Acquisition of an intangible asset, net of cash acquired	(154,789)	-
Acquisition of a subsidiary, net of cash acquired	(475,605)	(574,429)
Net cash used in investing activities	(2,170,469)	(836,351)

Cash flows from financing activities:
Proceeds from issue of stock	266,870	-
Repayment of loan from a related party	(105,690)	-
Advances made on behalf of a related party	-	(4,012,216)
Proceeds from repayment of advances made on behalf of a related party	418,621	2,400,236
Proceeds from bank loans	1,343,246	1,223,187
Repayment of bank loans	(1,043,427)	(138,232)
Proceeds from capital lease	-	125,250
Repayment of capital lease	(73,282)	(22,696)
Net increase in bank overdraft	198,958	620,761
Net cash provided by financing activities	1,005,296	196,290
Net increase/(decrease) in cash	109,442	(50,754)
Effect on change of exchange rates on cash	6,061	212
Cash as of Beginning of period	164,314	129,001
Cash as of End of period	$279,817	$78,459

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Capital lease additions	$-	$125,250
Bank loan interest paid	$49,138	$26,685
Capital lease interest paid	$4,693	$1,113

(A)	Represents the consolidated statement of cash flows of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”) (See Note 1)

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

On December 7, 2012, the Company entered into a share exchange agreement (the “Original Exchange Agreement”) with ADGS Advisory Limited, a Hong Kong corporation (“ADGS Hong Kong”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation (“ADGS Holding”). Pursuant to the Original Exchange Agreement, at the closing of the transaction contemplated thereunder (the “ADGS Transaction”), the Company agreed to acquire 100% of the issued and outstanding capital stock of ADGS Hong Kong, making ADGS Hong Kong a wholly-owned subsidiary of the Company. On March 28, 2013, the Company entered into an amendment (the “Amendment”) to the Original Exchange Agreement (the Original Exchange Agreement, as amended is referred to herein as the “Exchange Agreement”) pursuant to which the Company agreed to acquire all of the outstanding shares of Almonds Kisses Limited (BVI), a British Virgin Islands company (“Almonds Kisses BVI”), from the eight shareholders of Almonds Kisses BVI (the “Shareholders”), instead of the shares of ADGS Hong Kong, on the same terms and conditions set forth in the Exchange Agreement. Almonds Kisses BVI is the owner of 100% of the issued and outstanding capital stock of ADGS Hong Kong. The Original Exchange Agreement incorrectly indicated that such owner was ADGS Holding which error was corrected in the Amendment.

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1. Description of business and organization (…../Cont’d)

Nature of operations (…../Cont’d)

In October 20, 2013, Almonds Kisses BVI further acquired 100% ownership of a Hong Kong incorporated company, T H Strategic Management Limited for purchase consideration of approximately $516,000 (HK$4,000,000). T H Strategic Management Limited is engaged in providing accounting, taxation, company secretarial and consultancy services.

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

Reorganization

Almond Kisses was incorporated on March 1, 2011 as a limited liability company in British Virgin Island. ADGS Hong Kong and its subsidiary and equity-method investment, were limited companies incorporated in Hong Kong had been wholly owned by the same group of shareholders until being acquired by Almonds Kisses pursuant to a reorganization (“Reorganization”) to prepare for the listing of the Company’s shares on a stock exchange. ADGS Tax provided the same type of services prior to the establishment of ADGS Hong Kong. ADGS Tax became a dormant holding company after ADGS Hong Kong was incorporated.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1. Description of business and organization (…/Cont’d)

Details of the Company’s subsidiaries and equity-method investment which are included in these consolidated financial statements are as follows:

Subsidiary’s name	Place and date of incorporation	Percentage of ownership by the Company	Principal activities

Almond Kisses Limited “Almond Kisses”	British Virgin Island March 1, 2011	100%	Holding company

ADGS Advisory Limited “ADGS Hong Kong”	Hong Kong, People's Republic of China (“PRC”) April 28, 2011	100% (though Almonds Kisses)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

ADGS Tax Advisory Limited “ADGS Tax”	Hong Kong, PRC March 17, 2003	80% (through ADGS Hong Kong)	Holding company

Dynamic Golden Limited “Dynamic”	Hong Kong, PRC April 16, 2004	30% (through ADGS Tax, until November 19, 2013 and through Almonds Kisses thereafter)	Property holding company

Vantage Advisory Limited “Vantage”	Hong Kong, PRC March 6, 2008	100% (though Almonds Kisses)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

Motion Tech Development Limited “Motion Tech”	British Virgin Islands October 3, 2007	100% (through Almonds Kisses effective on August 29, 2013)	Property holding company

T H Strategic Management Limited “T H Strategic”	Hong Kong, PRC March 16, 2010	100% (though Almonds Kisses effective on October 20, 2013)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

The Company also operates branches in Shenzhen, PRC and Bangkok, Thailand, The branches are set up to attract potential clients to establish companies in Hong Kong. A full range of services could be provided to these clients.

On March 19, 2014, the Company issued 1,400,000 shares to twelve investors for the purchase of shares of Common Stock of the Company at $0.30 each with total proceeds of $420,000. On April 15, 2014, another 1,290,000 shares of Common Stock at $0.30 each were issued to one shareholder with proceed of $387,000. Further 591,305 shares of Common Stock at $0.30 each were issued to another nine shareholders on April 29, 2014, with proceed of $177,392. Subsequent to the period ended May 31, 2014, 21,500 shares of Common Stock at $0.30 each were issued to one shareholder on June 30, 2014. As of May 31, 2014, there was $690,521 of proceed not yet received from the shareholders.

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

The acquisition has been accounted for as a reverse merger and recapitalization since the shareholders of Almond Kisses (i) own a majority of the outstanding capital stock of ADGS immediately following the completion of the transaction, and (ii) have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and Almond Kissess senior management dominates the management of the consolidated entity immediately following the completion of the transaction in accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 805 Business Combinations. Accordingly, Almond Kisses is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Almond Kisses. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Almond Kisses and its subsidiaries and are recorded at the historical cost basis of Almond Kisses and its subsidiaries. ADGSs assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of Almond Kisses and its subsidiaries subsequent to the acquisition.

Certain reclassifications have been made to the comparative period amounts to conform with that of the current period.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-live assets; valuation allowances for receivables, and realizable values for inventories.  Accordingly, actual results could differ from those estimates.

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

	May 31, 2014	August 31, 2013
(Unaudited)

Balance sheet items, except for equity accounts	HK$7.7523=$1	HK$7.7525=$1

	May 31,	May 31,
	2014	2013
	(Unaudited)	(Unaudited)

Items in statements of income and cash flows for the three months ended	HK$7.7558=$1	HK$7.7991=$1
Items in statements of income and cash flows for the nine months ended	HK$7.7553=$1	HK$7.7993=$1

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

The Group considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Substantially all of the cash deposits of the Group are held with financial institutions located in the Hong Kong, PRC. Management believes these financial institutions are of high credit quality. The group held no cash equivalents at May 31, 2014 and August 31, 2013.

Restricted cash

Restricted cash represents cash in banks were restricted and deposited in certain banks as security for installment loans payable to the banks.

Account receivables

Account receivables are recorded at invoiced amounts, net of allowances for doubtful accounts and discounts. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. Management determines the allowance based on historical write-off experience, customer specific facts and economic conditions. The Group historically has been able to collect all of its receivable balances.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure to its customers.

Other receivables and advance to a third party

Other receivables represent non-trade receivables from non-related third parties, and are recognized initially at fair value.

Advance to a third party is recorded as a loan advance to a non-related third party for a potential investment opportunity. Outstanding balances are reviewed for collectability.

The advances are non-interest bearing, unsecured and shall be repaid within the next twelve months.

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

Goodwill

In accordance with U.S. GAAP, the Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary.

In accordance with the guidance, the Company reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances made it more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, such estimates as projected business results, growth rates, the Company’s weighted-average cost of capital, royalty and discount rates.

Impairment of long-lived assets

The Company evaluates when events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows was less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured on a location by location basis by comparing the fair value of the asset with its carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. No impairment has been recognized.

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

Earnings per share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options.

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

The Group recognizes interest and penalty related to income tax matters as income tax expense. For the nine months ended May 31, 2014 and 2013, there was no penalty or interest recognized as income tax expenses.

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

ii)
Contributions to appropriate local contribution retirement schemes pursuant to the relevant labor rules and regulations in Hong Kong which are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Group incurred $10,768 and $11,263 for the three months period ended May 31, 2014 and 2013; $27,902 and $26,268 for the nine months period ended May 31, 2014 and 2013 respectively.

Fair value measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU 2010-06” “Fair Value Measurements and Disclosures”. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company adopted the amended fair value disclosures guidance on January 1, 2012. As of May 31, 2014 and August 31, 2013, none of the Company’s financial assets or liabilities were measured at fair value on a recurring basis. As of May 31, 2014 and August 31, 2013, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of the Company’s financial assets and liabilities, including accounts receivable, other receivables, other current assets, bank loans, accounts payable, and accrued liabilities and other payables, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. It is not practicable to estimate the fair values of advance to and advance from related parties because of the related party nature of such advances.

Recent issued accounting standards

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of May 31, 2014.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3. BUSINESS SEGMENTS

The Company has three (3) reportable business segments: accounting and corporate services, corporate restructuring and insolvency and multi-disciplinary advisory. The Company evaluates performance based on net operating profit. Administrative functions are centralized however, where applicable, portions of the administrative function expenses are allocated between the operating segments. In the event any services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The administrative expenses are captured discretely within each segment. The Company’s property and equipment, and accounts receivable are captured and reported discretely within each operating segment.

The following tables show the operations of the Company’s reportable segments:

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Three months ended May 31, 2014
Segment revenue
Revenue from external Customer	$677,061	$38,439	$764,106	$-	$1,479,606
Direct cost of revenue	(222,929)	(168,894)	(368,009)	42,549	(717,283)
Administrative expense	(114,999)	(6,529)	(129,784)	-	(251,312)
Gross profit/(loss)	339,133	(136,984)	266,313	42,549	511,011

Other income	5,757	327	6,497	-	12,581
Finance cost	(16,597)	(942)	(18,731)	-	(36,270)

Income/(loss) before income taxes	328,293	(137,599)	254,079	42,549	487,322
Income tax	(84,762)	(4,812)	(95,660)	-	(185,234)
Net income/(loss)	$243,531	$(142,411)	$158,419	$42,549	$302,088

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$1,729,640	$101,631	$2,498,838	$2,386,113	$6,716,222

Total liabilities	$1,968,347	$111,433	$2,204,694	$1,208,294	$5,492,768

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3. BUSINESS SEGMENTS (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Three months ended May 31, 2013
Segment revenue
Revenue from external customer	$583,605	$69,454	$236,532	$-	$889,591
Direct cost of revenue	(230,124)	(250,838)	(65,653)	-	(546,615)
Administrative expense	(117,414)	(13,973)	(47,587)	-	(178,974)
Gross profit	236,067	(195,357)	123,292	-	164,002

Other income	1,692	201	686	-	2,579
Finance cost	(23,779)	(2,830)	(9,638)	-	(36,247)

Income before income taxes	213,980	(197,986)	114,340	-	130,334
Income tax	(25,600)	(3,046)	(10,376)	-	(39,022)
Net income	$188,380	$(201,032)	$103,964	$-	$91,312

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$3,387,689	$311,848	$816,986	$893	$4,517,416

Total liabilities	$3,111,605	$287,998	$1,350,166	$23,337	$4,773,106

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3. BUSINESS SEGMENTS (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Nine months ended May 31, 2014
Segment revenue
Revenue from external customer	$1,407,278	$89,129	$2,584,477	$-	$4,080,884
Direct cost of revenue	(551,706)	(231,225)	(1,108,728)	42,549	(1,849,110)
Administrative expense	(298,088)	(18,254)	(536,704)	-	(853,046)
Gross profit/(loss)	557,484	(160,350)	939,045	42,549	1,378,728

Other income	-	1,091	13,359	-	14,450
Finance cost	(31,409)	(2,047)	(58,011)	-	(91,467)

Income/(loss) before income taxes	526,075	(161,306)	894,393	42,549	1,301,711
Income tax	(108,816)	(6,403)	(154,995)	-	(270,214)
Net income/(loss)	$417,259	$(167,709)	$739,398	$42,549	$1,031,497

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$1,729,640	$101,631	$2,498,838	$2,386,113	$6,716,222

Total liabilities	$1,968,347	$111,433	$2,204,694	$1,208,294	$5,492,768

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3.  BUSINESS SEGMENTS (…../Cont’d)

A)  Business segment reporting - by product (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Nine months ended May 31, 2013
Segment revenue
Revenue from external customer	$1,121,233	$1,150,511	$523,481	$-	$2,795,225
Direct cost of revenue	(508,172)	(849,477)	(156,005)	-	(1,513,654)
Administrative expense	(269,778)	(276,981)	(118,570)	-	(665,329)
Gross profit	343,283	24,053	248,906	-	616,242

Other income	1,692	201	686	-	2,579
Finance cost	(44,072)	(36,243)	(18,707)	-	(99,022)

Income/(loss) before income taxes	300,903	(11,989)	230,885	-	519,799
Income tax	(33,928)	(30,669)	(17,413)	-	(82,010)
Net income	$266,975	$(42,658)	$213,472	$-	$437,789

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$3,387,689	$311,848	$816,986	$893	$4,517,416

Total liabilities	$3,111,605	$287,998	$1,350,166	$23,337	$4,773,106

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

4. ACQUISITION OF SUBSIDIARY

Almonds Kisses BVI entered into a share purchase agreement (the "Purchase Agreement") dated October 20, 2013. Pursuant to the Purchase Agreement, the Company agreed to purchase all shares of T H Strategic, (the "Acquisition") for purchase consideration of approximately $516,000 (HK$4 million).  The acquisition is to expand its market share in the Hong Kong accounting service industry. Almonds Kisses BVI has fully paid the consideration of acquisition before the end of February 2014. T H Strategic is engaged in providing accounting, taxation, company secretarial and consultancy services. On October 20, 2013, the acquisition was consummated pursuant to the terms of Purchase Agreement and T H Strategic became a wholly owned subsidiary of Almonds Kisses BVI.

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

The following is a summary of revenues, expenses and net income of T H Strategic since the effective acquisition date (October 20, 2013) included in the consolidated results of operations for the Company during the period ended May 31, 2014:

Revenue	$53,767
Expenses	(43,551)
Net income attributable to T H Strategic	$10,216

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

4. ACQUISITION OF SUBSIDIARY (…./Cont’d)

The following pro forma consolidated statements of operations have been prepared assuming that the acquisition of T H Strategic occurred on September 1 of each of the periods presented.

	Pro Forma Consolidated For the nine month period Ended May 31, 2014	Pro Forma Consolidated For the nine month period Ended May 31, 2013
Revenue	$237,951	$217,271
Expenses	(133,816)	(189,356)
Pro Forma Net Income Attributable To Ordinary Shareholders	$104,135	$27,915

Pro Forma Net Income Per Share
Basic	$0.004	$0.001
Diluted	$0.004	$0.001

Weighted average shares outstanding
Basic	25,662,172	25,000,000
Diluted	25,662,172	25,000,000

5. CASH

Cash represents cash in bank and cash on hand. Cash as of May 31, 2014 and August 31, 2013 consists of the following:

	May 31,	August 31,
	2014	2013
	(Unaudited)
Bank balances and cash	$279,817	$164,314

All cash was maintained in Hong Kong, PRC. In Hong Kong, there are no rules or regulations mandating an obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

6. RESTRICTED CASH

At May 31, 2014 and August 31, 2013, $258,892 and $129,312 of cash respectively was restricted and deposited in a bank as security for installment loans payable to the bank.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

7. DUE FROM A RELATED PARTY

The amounts due from Tong Wing Shan Michelle, Chief Financial Officer of the Company (“CFO”) are interest free, unsecured and repayable on demand. The Advances to the CFO were funded by Group bank loans. These bank loans were secured by real property owned by the CFO. The activity for such amounts due to the CFO for the period/year ended May 31, 2014 and August 31, 2013 is as follows:

Period Ended May 31, 2014
(Unaudited)
Balance due at September 1, 2013	$418,658
Amount repaid during the period	(418,621)
Foreign currency translation adjustment	(37)
Balance due at May 31, 2014	$-

Year Ended August 31, 2013
Balance due at September 1, 2012	$241,036
Amount advanced during the year	4,831,702
Amount repaid during the year	(4,655,559)
Foreign currency translation adjustment	1,479
Balance due at August 31, 2013	$418,658

8. LOAN FROM A RELATED PARTY

The amount of the loan from Tong Wing Shan Michelle, the Company’s CFO, is interest free, unsecured and is due and payable on August 30, 2017. A partial repayment was made by the Company in the third quarter of fiscal 2014

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	May 31,	August 31,
	2014	2013
	(Unaudited)
Investment property	$1,909,062	$1,909,062
Leasehold improvement	134,005	85,345
Furniture and fixtures	5,632	5,632
Office equipment	6,730	6,730
Motor vehicle	87,267	145,407
	2,142,696	2,152,176
Less: Accumulated depreciation	(124,616)	(63,486)
	$2,018,080	$2,088,690

Depreciation expenses included in the general and administrative expenses for the three months ended May 31, 2014 and 2013 amounted to $31,768 and $12,548; for the nine months ended May 31, 2014 and 2013 amounted to $85,199 and $27,791, respectively.

The residential investment property held by Motion Tech is collateral for a banking facility with a maximum amount of $2,063,850 (HK$16 million).

10. ASSETS HELD UNDER CAPITAL LEASES

The Group leases a motor vehicle that is classified as capital lease. The cost of the motor vehicle under capital leases is included in the Balance Sheets as property and equipment and was $50,227 (net of accumulated depreciation) at May 31, 2014. Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of May 31, 2014, are as follows:

Amount
Year ending August 31,
2014 (Three months)	$2,918
2015	11,673
2016	11,673
2017	11,673
2018	2,918
Thereafter	-
Total minimum lease payment	40,855
Less: Imputed interest	(2,054)
Present value of net minimum lease payments	38,801
Less: Current maturities of capital leases obligations	(10,544)
Long-term capital leases obligations	$28,257

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

11. INTANGIBLE ASSETS

Intangible assets consist of customer lists purchased from three unrelated parties pursuant to the agreements dated June 21, 2005, April 28, 2011 and September 30, 2013.

Intangible assets as of May 31, 2014 and August 31, 2013 consist of the following:

	Client list 1	Client list 2	Client list 3	Total
Amortized intangible assets:
Gross carrying amounts
Balance as of August 31, 2013	$769,251	$1,025,667	$-	$1,794,918
Acquisition	-	-	154,789	154,789
Balance as of May 31, 2014	769,251	1,025,667	154,789	1,949,707

Accumulated amortization
Balance as of August 31, 2013	179,949	821,128	-	1,001,077
Amortization expenses	58,025	77,368	11,605	146,998
Balance as of May 31, 2014	237,974	898,496	11,605	1,148,075

Total amortized intangible assets	$531,277	127,171	$143,184	801,632

The intangible assets are amortized using the straight line method over a period of 10 years. Amortization expenses for the three months ended May 31, 2014 and 2013 are $48,995 and $44,877; for the nine months ended May 31, 2014 and 2013 are $146,998 and $134,626 respectively. The future amortization as of May 31, 2014 will be as follows:

Amount
Year ending August 31,
2014 (Three months)	$49,018
2015	194,248
2016	92,876
2017	92,876
2018	92,876
Thereafter	279,738
$801,632

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

The Company’s subsidiary, ADGS Advisory Limited, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $257,516 and $81,845 has been made for the nine months ended May 31, 2014 and 2013, respectively.

The Company’s subsidiary, ADGS Tax Advisory Limited, is domiciled in Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the nine months ended May 31, 2014 and 2013.

The Company’s subsidiary, Vantage Advisory Limited, is domiciled in Hong Kong. Provision for Hong Kong profits tax has been made for the nine months ended May 31, 2014 and 2013 amounted to $Nil and $165 respectively.

The Company’s subsidiary, Motion Tech is domiciled in the British Virgin Islands, the law of which does not require the company to pay any income taxes or other taxes based on income, business activity or assets.

The Company’s subsidiary, T H Strategic acquired on October 20, 2013, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $12,698 has been made for the nine months ended May 31, 2014.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

12. INCOME TAXES (…/Cont’d)

The Company's income tax for the nine months ended May 31, 2014 and 2013 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	For the Three months ended May 31,		For the Nine months ended May 31,
	2014	2013	2014	2013
Income before tax	$487,322	$130,334	$1,301,711	$519,799

Expected Hong Kong income tax expense at statutory tax rate of 16.5%	$80,408	$21,505	$214,782	$85,766
Tax effect of expenses not deductible for tax purpose	18,254	20,038	60,108	31,913
Tax effect of income not taxable for tax purpose	(1,783)	-	(1,783)	-
Tax effect of tax losses not recognised	(916)	(2,060)	(2,748)	(6,808)
Tax effect of temporary differences not recognised	89,271	(461)	(5,973)	(28,861)
Unrealised tax loss	-	-	5,828	-
Actual income tax expense	$185,234	$39,022	$270,214	$82,010

The Company is not aware of any income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which the Company and are subject include fiscal years 1998 through 2013. The Company is not aware of any unrecorded tax liabilities which would impact the Company’s financial position or its result of operations as of May 31, 2014 and August 31, 2013.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13. BANK LOANS

The details of the bank loans outstanding as of May 31, 2014 (unaudited) are as follows:

Name of bank	Outstanding loan amount	Current annualized interest rate	Nature of loans	Term of loans	Collateral

Hang Seng Bank ("HSB")	US$107,506 (HK$833,418)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd ("HC")	US$25,978 (HK$201,386)	HC annual rate of 2.14% flat	Term loan	January 27, 2014 to January 26, 2016	Personal guarantee from related party and third party
Hitachi Capital (HK) Ltd (“HC”)	US$89,004 (HK$689,986)	HC annual rate of 8.57% effective	Term loan	April 11, 2014 to 12 April 2015	Personal guarantee from related party and third party

DBS	US$1,173,262 (HK$9,095,474)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

Bank of East Asia (“BEA”)	US$30,098 (HK$233,332)	BEA monthly rate of 0.6%	Term loan	February 20, 2014 to February 20, 2015	Personal guarantee from related party

Hang Seng Bank (“HSB”)	US$644,970 (HK$5,000,000)	HSB annual rate of 2.2%	Term loan	May 16, 2014 to May 16, 2034	Property and personal guarantee from related party

Hang Seng Bank (“HSB”)	US$515,976 (HK$4,000,000)	HSB annual rate of 3.7%	Term loan	May 16, 2014 to May 15, 2021	Property and personal guarantee from related party
$ 2,586,794

The details of the bank loans outstanding as of August 31, 2013 are as follows:

Name of bank	Outstanding loan amount	Current annualized interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$943,651 (HK$7,315,652)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$136,863 (HK$1,061,028)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd ("HC")	US$5,573 (HK$43,204)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,200,698 (HK$9,308,419)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party
$ 2,286,785

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13. BANK LOANS (…../Cont’d)

Interest expenses for the three months ended May 31, 2014 and 2013 are $21,298 and $26,685; nine months ended May 31, 2014 and 2013 are $49,138 and $82,629 respectively.

Bank loans repayment schedule is as follows:

	May 31, 2014	August 31, 2013
	(Unaudited)
Year ending August 31,
2014 (Three months)	$78,002	$107,548
2015	284,073	114,303
2016	187,759	118,253
2017	153,681	90,382
2018	142,108	79,363
Thereafter	1,741,171	1,776,936
	$2,586,794	$2,286,785

The bank loans as outlined in the aforementioned tables are secured by the directors' and third parties' properties and personal guarantees.

14. DEFERRED REVENUE

	May 31, 2014	August 31, 2013
	(Unaudited)
Deferred revenue – current portion	$145,118	$145,114
Deferred revenue – net of current portion	326,516	435,343
	$471,634	$580,457

The Company has an agreement with a third party for consultancy services with a fixed fee and term of four years, renewable upon expiration. Deferred revenue to be recognized in next fiscal year (2014) is classified as current liabilities with the remaining balance classified as a non-current liabilities.

The total future revenue under such non-cancellable agreement with respect to consultancy service income as of May 31, 2014 is as follows:

Revenue
Year Ending August 31,
2014 (Three months)	$36,280
2015	145,118
2016	145,118
2017	145,118
Over five years	-
$471,634

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

15. CONCENTRATIONS OF RISK

The Group's credit risk is somewhat limited due to a relatively large customer base. During the three- and nine- months ended May 31, 2014 and 2013, the Group had no customer which accounted for 10% or more of total revenue or 10% or more of total accounts receivable at May 31, 2014 or August 31, 2013.

16. RELATED PARTY TRANSACTIONS

Significant related parties transactions were as follows.

	For the three months ended May 31, 2014	For the three months ended May 31, 2013	For the nine months ended May 31, 2014	For the nine months ended May 31, 2013
Revenue:-
Accounting & corporate services	$35,761	$21,156	$227,503	$62,801
Corporate restructuring & insolvency	1,558	-	1,558	-
Corporate & Other Income	65,035	-	50,014	-
Multi-disciplinary Advisory	396,130	-	1,345,225	-
	$498,484	$21,156	$1,624,300	$62,801
Direct cost of revenue:-
Accounting & corporate services	$7,980	-	$19,183	-
Corporate restructuring & insolvency	21,274	-	63,828	-
Multi-Disciplinary Advisory	49,253	-	51,831	-
	$78,507	$-	$134,842	$-

The balances associated with accounting & corporate services and corporate restructuring & insolvency primarily represent the fees or expense charged by the Company's Chief Operating Officer and related parties as they are the practitioners that are licensed to provide insolvency and liquidation services for the three and nine months ended May 31, 2014 and 2013.

Income and expenses derived from the Multi-disciplinary Advisory service mainly are from the slope detection business. There was agreement signed between ADGS Hong Kong and a company owned by the CEO which has been dormant since its incorporation, namely Rodney Environmental Protection (China) Company Limited (“Rodney China”). Rodney China has entered business slope detection business agreement with a non-related party. This non-related party later signed an assignment letter acknowledging that it would be ADGS Hong Kong which would be the contracting party in substance. The related party transaction under the Multi-disciplinary Advisory section disclosed in this note reflected this arrangement.

See Notes 7 and 8 for discussion of advances to and from related parties.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

17. EQUITY-METHOD INVESTMENT

The Company owns a 30% equity interest of Dynamic Golden Limited (“Dynamic”), a Hong Kong incorporated company with limited liability and Dynamic is a property holding company.  Dynamic has received no income since it acquired the property in 2008.  The property was recorded at cost at about $1.46 million and depreciation was charged over its unexpired term of lease.  The property has been used to secure a bank loan granted to ADGS Hong Kong with an outstanding balance of $1,173,262 as of May 31, 2014.

18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

(a)
In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising within the normal course of businesses that relate to a wide range of matters. The Group records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, evidence and the specifics of each matter. The Group has not recognized a provision for claims or contingencies as of May 31, 2014 and August 31, 2013.

(b)
Rental expense amounted to $43,762 and $32,636 for the three months ended May 31, 2014 and 2013; $127,077 and $113,099 for the nine months ended May 31, 2014 and 2013 respectively. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of May 31, 2014 are payable as follows

Year Ending August 31,	Rental
2014 (Three months)	$32,263
2015	94,208
Over five years	-
$126,471

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

19. CONDENSED PARENT COMPANY FINANCIAL INFORMATION OF ADGS ADVISORY LIMITED

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of August 31, 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

	May 31, 2014	August 31, 2013
Assets

Investment in subsidiary	$1,414,116	$66,533

Total assets	$1,414,116	$66,533

Liabilities and stockholders' equity

Current liabilities
Accrued expenses	$38,507	$9,029
Total current liabilities	38,507	9,029

Total liabilities	38,507	9,029

Total equity and due from shareholders	1,375,609	57,504

Total liabilities and stockholders' equity	$1,414,116	$66,533

CONDENSED STATEMENT OF INCOME

	For the nine months period ended May 31, 2014	For the nine months period ended May 31, 2013
General and administrative expenses	$(29,877)	$(2,727)
Equity in income of subsidiary	1,061,374	440,516
	$1,031,497	$437,789

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

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc.
(formerly Life Nutrition Products, Inc.),
a Delaware corporation

ê 100%

Almonds Kisses Limited (BVI),
a British Virgin Islands company

ê 100%	ê 100%	ê 100%	ê 100%	ê 30%

ADGS Advisory Limited	Vantage Advisory Limited,	TH Strategic Management	Motion Tech Developmenta	Dynamic Golden
a Hong Kong corporation	Hong Kong corporation	Limited, a Hong Kong corporation	Limited, a British Virgin Islands company	Limited, a Hong Kong corporation

ê 80%

ADGS Tax Advisory Limited a Hong Kong corporation

Critical Accounting Policies and Estimates

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-live assets; valuation allowances for receivables, and realizable values for inventories.  Accordingly, actual results could differ from those estimates.

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

Goodwill

In accordance with U.S. GAAP, the Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary.

In accordance with the guidance, the Company reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances made it more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, such estimates as projected business results, growth rates, the Company’s weighted-average cost of capital, royalty and discount rates.

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

The Company recognizes interest and penalty related to income tax matters as income tax expense. For the nine months ended May 31, 2014 and 2013, there was no penalty or interest recognized as income tax expenses.

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

Recently issued accounting standards

There are no new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of May 31, 2014.

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

Other key uncertainties include our high leverage and highly variable interest expense. To date, we have significantly relied upon debt financings to fund our operations. At May 31, 2014 (unaudited) and August 31, 2013 (audited), we had outstanding bank loans (excluding bank overdrafts) in the principal amount of $2,586,794 and $2,286,785, respectively. We also had bank overdrafts of $943,124 as of May 31, 2014 compared with $744,077 as of August 31, 2013. Interest expense from bank loans and overdrafts (excluding capital lease interest) for the nine months ended May 31, 2014 was $86,387 and for the nine months ended May 31, 2013 was $97,013. Such loans are primarily term loans with maturity dates ranging from May 2014 to October 2037. Approximately $1.7 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2013, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations.

In addition to the foregoing, as of May 31, 2014, advances to a related party have been fully repaid. The previous advances to a related party represented unsecured, non-interesting bearing loans without fixed repayment terms. Although such advances have now been repaid to the Company, such advances may have detrimentally affected our ability to do business insofar that such advances represented a major portion of the Company’s available cash. These advances were provided as a special accommodation to such related party whose personal properties were provided as collateral for bank loans obtained by the Company. Although such advances are no longer being made to such related party, such advances represented another key uncertainty insofar that, prior to repayment, there was no assurance that such advances would be repaid. In addition, such advances did not generate any income to the Company and may have detrimentally affected our ability to grow the business for the benefit of all of the shareholders.

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

Results of Operations

The following table presents the consolidated statements of operations of the Company for the three months ended May 31, 2014 as compared to the results of operations for the three months ended May 31, 2013 and for the nine months ended May 31, 2014 as compared to the results of operations for the nine months ended May, 2013.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited) (A)	(unaudited)	(unaudited) (A)
Revenue	$1,479,606	$889,591	$4,080,884	$2,795,225
Direct cost of revenue	(717,283)	(546,615)	(1,849,110)	(1,513,654)
Gross Profit	762,323	342,976	2,231,774	1,281,571
General and administrative expenses	(251,312)	(178,974)	(853,046)	(665,329)
Operating profit	511,011	(164,002)	1,378,728	616,242
Other income	12,581	2,579	14,450	2,579
Other expenses	(36,270)	(36,247)	(91,467)	(99,022)
Net profit	487,322	130,334	1,301,711	519,799
Income tax expenses	(185,234)	(39,022)	(270,214)	(82,010)
Other comprehensive income/(loss)	2,663	(99)	3,935	(219)
Total comprehensive income	304,751	91,213	1,035,432	437,570
Comprehensive loss attributable to non-controlling interests	4,868	5,676	15,803	17,021
Comprehensive income attributable to ADGS Advisory, Inc.	$309,619	$96,889	$1,051,235	$454,591
____________
(A)	Represents the consolidated statement of comprehensive income of Almonds Kisses Limited and subsidiaries (the “Accounting Acquirer”)

Revenue

For the Nine Months Ended May 31, 2014 and May 31, 2013

Our business for the nine months ended May 31, 2014 expanded rapidly. We recorded revenue of $4 million for the nine months ended May 31, 2014, representing an increase of $1.3 million as compared to the results of $2.8 million for the same period ended May 31, 2013. The increase was primarily due to the increase of revenue stream in multi-disciplinary advisory services, mainly from the increase of the surveyors consultancy fee income (consultancy fee for slope inspection) and a steady growth in accounting and corporate services.

For the Three Months Ended May 31, 2014 and May 31, 2013

We recorded revenue of $1.5 million for the three months ended May 31, 2014, representing an increase of $0.6 million as compared to $0.9 million for the same period ended May 31, 2013. Due to the large increase of the surveyors consultancy fee income (consultancy fee for slope inspection) and a steady growth in accounting and corporate services, the total revenue for the three months ended May 31, 2014 has increased by 66% as compared to the same period of 2013.

Direct cost of revenue

For the Nine Months Ended May 31, 2014 and May 31, 2013

In line with the business growth during the nine months ended May 31, 2014, the direct cost of revenue was $1.8 million for the nine months ended May 31, 2014, representing an increase of $0.3 million as compared to the direct cost of revenue of $1.5 million for the same period ended May 31, 2013. Most of the direct cost increase was in line with the business growth and there was surveying cost incurred in some of the new projects for the nine month period ended May 31, 2014. Although there was increase in the actual amount, the gross profit margin  improved from 45.8% in the nine month period ended May 31, 2013 as compared with 54.7% in the nine month period ended May 31, 2014.

For the Three Months Ended May 31, 2014 and May 31, 2013

In line with the business growth during the three months ended May 31, 2014, the direct cost of revenue was $0.7 million for the three months ended May 31, 2014, representing an increase of $0.2 million as compared to the direct cost of revenue of $0.5 million for the same period ended May 31, 2013.  Most of the direct costs increased was in line with the business growth and there was surveying cost incurred in some of the new projects in the three month period ended May 31, 2014.  Although there was increase in the actual amoun,  the gross profit margin improved from 38.6% in the three month period ended May 31, 2013 as compared with 51.5% in the three month period ended May 31, 2014.

General and administrative expenses

	For the Three Months Ended May 31,		%	For the Nine Months Ended May 31,		%
	2014	2013	change	2014	2013	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue	$1,479,606	$889,591	+66%	$4,080,884	$2,795,225	+46%
Direct cost of revenue	(717,283)	(546,615)	+31%	(1,849,110)	(1,513,654)	+22%
Gross profit	762,323	342,976	+122%	2,231,774	1,281,571	+74%
General and administrative expenses	(251,312)	(178,974)	+41%	(853,046)	(665,329)	+28%
Operating profit	$511,011	$164,002	+211%	$1,378,728	$616,242	+124%

The significant increase in general and administrative expenses is mainly caused by the increase of revenue stream in our services which led to more general and administrative expenses incurred.

Other expense

Other expense represents the interest expense for the bank loans, bank overdrafts, capital lease and others of $36,270 for the three months ended May 31, 2014 and $91,467 for the nine months ended May 31, 2014 and $36,247 for the three months ended May 31, 2013 and $99,022 for the nine months ended May 31, 2013.

Other comprehensive income/(loss)

Other comprehensive income/(loss) represents the foreign currency translation adjustment of $2,663 gain for the three months ended May 31, 2014 and $3,935 gain for the nine months ended May 31, 2014 and $99 loss for the three months ended May 31, 2013 and $219 loss for the six months ended May 31, 2013.

Liquidity and Capital Resources

As of May 31, 2014, we had cash on hand of $279,817, which represented an increase of $115,503 from $164,314 as of August 31, 2013, total current assets of $3,019,424, and total current liabilities of $2,214,752. Working capital at May 31, 2014 was $804,672 and the ratio of current assets to current liabilities was 1 to 1.36 as of May 31, 2014.

As of May 31, 2014 we had long term debt of $3,278,016, which represented an decrease of $175,596 from $3,453,612 as of August 31, 2013; total assets of $6,716,222 as of May 31, 2014 representing an increase of $1,950,345 from $4,765,877 as of August 31, 2013. The ratio of long term debts to total assets was 1 to 2.05 as of May 31, 2014.

The following is a summary of cash provided by or used in each of the indicated type of activities during the nine months ended May 31, 2014 and May 31, 2013, respectively:

	For the Nine Months Ended May 31,
	2014	2013
	(unaudited)	(unaudited)
Cash provided by/(used in):
Operating activities	$1,274,615	$589,307
Investing activities	(2,170,469)	(836,351)
Financing activities	1,005,296	196,290
Effect of change of exchange rates	6,061	212
Cash, beginning of period	164,314	129,001
Cash, end of period	$279,817	$78,459

Net cash provided by operating activities was $1,274,615 for the nine months ended May 31, 2014, as compared to net cash provided by operating activities of $589,307 for same period ended May 31, 2013. The increase was mainly due to a net profit of $1,047,299, plus other receivables of $48,731, deposit received of $74,423, accrued liabilities of $66,483 and income tax payable of $295,693, offset by accounts receivable of $(206,072), prepaid expenses of $(156,322) and deferred revenue of $(108,801) due to the recognition of consultancy services provided to a third party with a fixed fee and term of four years.

Net cash used in investing activities was $2,170,469 for the nine months ended May 31, 2014, as compared to net cash used in investing activities of $836,351 for the nine months ended May 31, 2013.  Such increase was mainly due to other receivables from non-related third parties and advances made to a non-related third party of $1.4 million.

Net cash provided by financing activities was $1,005,296 for the nine months ended May 31, 2014, as compared to net cash used in financing activities of $196,260 for the nine months ended May 31, 2013.  The increase was primarily caused by repayment to the Company of advances made on behalf of a related party of $418,621, receipt of proceeds of $266,870 for share issuances, and increase in bank loans and bank overdraft of $1,343,246 and $198,958, respectively, offset by repayment of bank loans of $(1,043,427), repayment of loan from a related party of $(105,690), repayment of capital lease of $(73,282) and net increase in restricted cash of $(129,531).  As a result of the repayment of $418,621 to the Company for advances made to a related party, such advances have now been fully repaid. Such advances to a related party represented unsecured and non-interesting bearing loans.

The Company had bank loans with outstanding principal of $2.6 million as of May 31, 2014. A total amount of bank overdraft of $943,124 has been utilized as of May 31, 2014. Maximum bank overdraft granted to the Company was approximately $1.03 million. Summary of total bank loans (excluding bank overdraft) is as follows:

Nature of loans	Terms of loans	Outstanding loan amount	Current annualized interest rate	Collateral

Term loan	Ranging from 1 year to 25 years	$2,586,794	Ranging from annual rate from 0.38% to 6.98%	Property and personal guarantee from related party and third party

		$2,586,794

The valuations for the above collaterals on August 15, 2013 were approximately $3.7 million while the total outstanding loan amount was approximately $2.4 million as of August 31, 2013.

The Company had assets held under capital leases, which represent leases of motor vehicle. The cost of motor vehicle under capital lease was $50,227 (net of accumulated depreciation) at May 31, 2014. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of May 31, 2014, are as follows:

Amount
Year ending August 31,
2014 (three months)	$2,918
2015	11,673
2016	11,673
2017	11,673
2018	2,918
Thereafter	-
Total minimum lease payment	$40,855
Less: Imputed interest	(2,054)
Present value of net minimum lease payments	$38,801
Less: Current maturities of capital leases obligations	(2,594)
Long-term capital leases obligations	$36,207

Material capital expenditure commitments

We anticipate that we will require a high level of capital expenditure in the foreseeable future to fund our future growth. We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources. Currently, the Company has not entered into any agreements for any potential acquisitions. As a result, there are no material capital expenditure commitments as of May 31, 2014.

Contractual Obligations

The following table sets forth information regarding the Company's contractual payment obligations excluding the bank overdrafts of $0.9 million as of May 31, 2014.

	Payment due by period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Borrowing:
- Capital lease	$40,855	$2,918	$23,346	$14,591	$-
- Bank loan	2,586,794	78,002	471,832	295,789	1,741,171
- Loan from a related party	645,055	-	-	645,055	-
Operating lease obligation:
- Office rental	126,471	32,263	94,208	-	-
Total	$3,399,175	$113,183	$589,386	$955,435	$1,741,171

Available Future Financing Arrangements

The Company intends to have new capital injected to increase its working capital needs and business growth. There is also plan to sell its property holding companies and repays its loan received from its related party.

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

We may be exposed to interest rate risk in relation to the bank loans we maintain. The interest rate risk is managed by the Directors of the Company on an ongoing basis with the primary objective of limiting the extent to which interest expense could be affected by adverse movement in interest rates. A 100 basis point increase or decrease is used when reporting interest rate risk internally to key management personnel and represents management’s assessment of the reasonably possible change in interest rates. If interest rates had been 100 basis points higher/lower and all other variables were held constant, the Company’s post-tax profit for the nine months ended May 31, 2014 would increase/decrease by $5,945 as compared with the combined post-tax profit for the nine months ended May 31, 2013 while the Company’s post-tax profit for the three months ended May 31, 2014 would increase/decrease by $2,102 as compared with the combined post-tax profit for the three months ended May 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2014, the Company sold 1,400,000 shares of common stock to 12 investors for the purchase price of $0.30 per share or $420,000 in the aggregate. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder. All investors represented and warranted that they were non-U.S. persons within the meaning of Regulation S.

During April 2014, the Company sold 1,791,305 shares of common stock to 10 investors for the purchase price of $0.30 per share or $537,391.50 in the aggregate. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder. All investors represented and warranted that they were non-U.S. persons within the meaning of Regulation S.

Of such proceeds, $266,870 has been paid by such investors during the third quarter of fiscal 2014, leaving a subscription receivable due of $690,521.50.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

_______________
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

ADGS ADVISORY, INC. (Registrant)

Dated: July 21, 2014	By:	/s/ Li Lai Ying
Li Lai Ying,
Chief Executive Officer (Principal Executive Officer)

Dated: July 21, 2014	By:	/s/ Tong Wing Shan
Tong Wing Shan
Chief Financial Officer (Principal Financial Officer)