Form 10-K
period 2014-08-31
ADGS Advisory, Inc.
filed 2015-02-12
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-3427

ADGS ADVISORY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1743717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11/F, Rykadan Capital Tower 135-137 Hoi Bun Road, Kwun Tong Kowloon, Hong Kong, SAR	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $33,961,000. The number of shares outstanding of the Common Stock ($.0001 par value) of the registrant as of the close of business on February 10, 2015 was 36,704,789.

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

The address of our principal executive office is 11/F, Rykadan Capital Tower, 135-137 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong, SAR. Our telephone number is (852) 2374-0002.

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

As a result of the Acquisition, Almonds Kisses BVI became our wholly-owned subsidiary and the former shareholders of Almonds Kisses BVI became our controlling shareholders, and Almond Kisses BVI in turn owns all of the issued and outstanding capital stock of ADGS Hong Kong. Almonds Kisses BVI also owns 100% of the issued and outstanding capital stock of Vantage Advisory Limited, a Hong Kong corporation (“Vantage”) which was acquired by Almonds Kisses BVI in January 2013; 100% of the issued and outstanding capital stock of Motion Tech Development Limited, a British Virgin Islands company (“Motion Tech”), which was acquired in August 2013; and, 100% of the issued and outstanding capital stock of T H Strategic Management Limited, a Hong Kong corporation (“T H Strategic”), which was acquired in October 2013. ADGS Hong Kong owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company. Dynamic Golden Limited which is also a Hong Kong incorporated company was 30% owned by ADGS Tax until November 19, 2013 and has since been 30% owned by Almonds Kisses BVI.

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

Vantage is a Hong Kong corporation which was incorporated on March 6, 2008 and has been wholly owned by Almonds Kisses BVI since January 2013. Motion Tech is a British Virgin Islands company which was incorporated on October 7, 2007 and has been wholly owned by Almonds Kisses BVI since August 2013. Motion Tech is a property holding company which owns a residential property. T H Strategic is a Hong Kong corporation which was incorporated on March 16, 2010 and has been wholly owned by Almonds Kisses BVI since October 2013. ADGS Tax Advisory Limited (“ADGS Tax”) is a Hong Kong incorporated holding company incorporated on March 17, 2003 and owns certain customer lists and client bases which were purchased in 2005. ADGS Tax is 80% owned by ADGS Hong Kong. Dynamic Golden Limited which is also a Hong Kong incorporated company, which was 30% owned by ADGS Tax until November 19, 2013 and has since been 30% owned by Almonds Kisses BVI, owns an investment in residential real property located in Tuen Mun, New Territories, Hong Kong.

As a condition to the consummation of the Acquisition, on the Acquisition Date the officers and directors who were designees of Conqueror resigned as officers and directors of Life Nutrition Products, Inc. and the new officers and directors identified below were appointed as officers and directors of Life Nutrition Products, Inc.

As indicated above, T H Strategic has been a wholly owned subsidiary of Almonds Kisses BVI since October 2013. Such acquisition was completed pursuant to an Agreement for Sale and Purchase of Shares entered into by Almonds Kisses BVI with Li Hon Lun pursuant to which on October 20, 2013 Almonds Kisses BVI acquired all of the issued and outstanding shares of T H Strategic from Li Hon Lun. T H Strategic is a Hong Kong based accounting services and business consulting firm.

In consideration for acquisition of the issued and outstanding shares of T H Strategic, Almonds Kisses BVI agreed to pay Li Hon Lun the sum of HK $4.0 million (approximately US $516,000) payable in four equal monthly installments of HK $1.0 million (approximately US $129,000) each. All of such installments were paid by the end of February 2014.

During fiscal 2014, the Company also acquired two client bases from an unrelated party for consideration of approximately $155,000 and $322,477 respectively (HK$1.2 million and HK$4 million respectively). The consideration of one of them was payable in four equal monthly installments of $38,700 (HK $300,000) each. All of such installments and the amount due for the other client base have been paid.

The chart below presents our corporate structure:

ADGS Advisory, Inc. (formerly Life Nutrition Products, Inc.), a Delaware corporation

100%

Almonds Kisses Limited (BVI), a British Virgin Islands company

100%	100%	100%	100%	30%

ADGS Advisory Limited	Vantage Advisory Limited,	T H Strategic Management	Motion Tech Development	Dynamic Golden
a Hong Kong corporation a	Hong Kong corporation	Limited, a Hong Kong	Limited, a British Virgin Islands	Limited, a Hong Kong
		corporation	company	corporation

80%

ADGS Tax Advisory Limited
a Hong Kong corporation

The following table lists the directors and officers of the foregoing entities.

Corporate Name	Directors	Officers
ADGS Advisory, Inc.	Li Lai Ying Tso Yin Yee Pang Yiu Kwong Fu Kei Man Derek Anderson Amanda	CEO: Li Lai Ying CFO: Tong Wing Shan COO: Tso Yin Yee

Almonds Kisses Limited (BVI)	Tso Yin Yee Tong Wing Shan Tong Wing Yee	CEO: Li Lai Ying CFO: Tong Wing Shan COO: Tso Yin Yee

ADGS Advisory Limited	Tso Yin Yee Tong Wing Shan Tong Wing Yee	CEO: Li Lai Ying CFO: Tong Wing Shan COO: Tso Yin Yee

Vantage Advisory Limited	Pang Yiu Kwong	CEO: Li Lai Ying CFO: Tong Wing Shan COO: Tso Yin Yee

Motion Tech Development Limited	Tong Wing Yee	CEO: Li Lai Ying CFO: Tong Wing Shan COO: Tso Yin Yee

T H Strategic Management Limited	Li Hon Lun	CEO: Li Lai Ying CFO: Tong Wing Shan COO: Tso Yin Yee

ADGS Tax Advisory Limited	Tong Wing Yee	CEO: Tong Wing Yee CFO: Tong Wing Yee

Dynamic Golden Limited	Tong Wing Yee	CEO: Tong Wing Yee CFO: Tong Wing Yee

Recent Developments

On July 30, 2014, the Company, through ADGS Hong Kong, entered into a Customer List Purchase Agreement (the “July 2014 Purchase Agreement”) with Lau Kam George and Yung Chi Shing (collectively, the “Sellers”) pursuant to which ADGS Hong Kong has agreed to acquire from the Sellers the customer list of the accounting advisory business of the Sellers operating under the name of Acorate Advisory Limited and Berfield Enterprise Solutions and Technology Limited, located in Hong Kong.

In consideration for the acquisition of the customer list, ADGS Hong Kong has agreed to pay the Sellers the sum of approximately US $1.5 million (HK $12.0 million) and 5,000,000 shares of the common stock of the Company. Such amount is to be paid as follows: (i) approximately US $258,000 (HK $2.0 million) upon signing of the July 2014 Purchase Agreement which amount has been paid, (ii) approximately US $387,000 (HK $3.0 million) on or before March 30, 2015, and (iii) the balance of the purchase price of approximately US $903,000 (HK $7.0 million) in 18 monthly installments commencing one month after closing. The shares of common stock are to be issued at closing. Subsequent to the year ended August 31, 2014, and in January 2015, the Company paid half of the second installment described above.

The closing of the acquisition is subject to various conditions including but not limited to ADGS Hong Kong being satisfied in its due diligence review following the execution of the July 2014 Purchase Agreement that revenues for the period of April 1, 2013 to June 30, 2014 meet the amount of HK $10.0 million (approximately US $960,000). The closing, which is expected to occur on or before March 30, 2015, is subject to the delivery of the customer list by the Sellers, and each of the Sellers having entered into mutually acceptable employment agreements and operating agreements with ADGS Hong Kong. Following the closing, the amount of the aggregate purchase price will be adjusted based upon revenues achieved in the 14 month period following the closing.

On August 20, 2014, the Company acquired 2% of the issued and outstanding capital stock of Elite Global Group Limited (incorporated in Hong Kong) (“Elite Global”) from one of the then two shareholders of Elite Global for the sum of approximately $2,000,000 (HK $15,000,000) payable by the transfer of certain receivables due to a subsidiary of the Company. Elite Global has entered into a Preliminary Development Agreement with Viacom Media Networks to construct and establish a new entertainment theme park in the PRC. Elite Global is expected to submit a development plan for Viacom’s approval and then obtain a license to operate the theme park. The Company is not aware of the proposed timeframe for completion of the foregoing. In addition, Elite Global is a party to a Joint Venture Agreement with Simson Giftware which operates and manufactures merchandise for theme stores in Taiwan and Hong Kong. Pursuant to the agreement with the seller of the shares, the Company retains the right to request the seller to buy back all or part of the shares purchased at $2,000,000 or such proportionate amount, if any, after August 20, 2015.

The Company was also a party to a Memorandum of Understanding entered into with Elite Global pursuant to which the Company was to provide certain consulting and advisory services in connection with the construction of the proposed entertainment theme park in the PRC. Such Memorandum of Understanding is no longer in effect.

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

•	Company secretarial services;

•	Corporate governance;

•

The maintenance of records of contacts, nomination/appointment/resignation of directors, bank signatories, major shareholders according to the Memorandum and Article of Association (M&A) or Company Constitution;

•	Meeting regulatory obligations relating to the preparation of annual general meetings and filing of annual returns;

•	Administrative work for statutory requirements, such as preparation and maintenance of corporate records, bookkeeping, accounting, and financial transactions.

Tax Advisory

We have practicing members of the Hong Kong Institute of Certified Public Accountants (“HKICPA”) with more than ten years of taxation experience who can provide tax planning services for our clients. Such services can include:

•	Preparation and filing a tax return;

•	Calculating the estimated tax liability;

•	Tax planning;

•	Assist clients to reply to any inquiries issued by the taxing authorities;

•	Act as the tax representative of our clients in connection with tax assessments.

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

Our team of professionals has extensive local knowledge in conducting business reviews and advising lenders, directors and other stakeholders on options available to enterprises facing financial hardship. We can help a business to develop strategies to maximize returns and preserve the value of the business. Our services encompass all facets of:

•	Company winding-up including voluntary winding-up and compulsory winding-up

•	Personal bankruptcy

•	Restructuring services

•	Lender services

•	Creditors’ rights

•	Monitoring services

•	Receivership

•	Turnaround management

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

•

Quantifying damages and providing independent expert opinion in a range of dispute situations relating to intellectual property, breach of contract, insurance claims, asset recovery and fraud/criminal investigations;

•	Employing forensic accounting and complex modeling methods to provide insight on the facts and offer clarity on complex financial transactions;

•	Independently tracing, gathering and analyzing critical information;

•	Offering industry‐leading electronic evidence services that identify, preserve and collect relevant, structured information and analyze complex data.

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

See “Recent Developments” above for information on the Customer List Purchase Agreement entered into on July 30, 2014 with Lau Kam George and Yung Chi Shing (collectively, the “Sellers”) pursuant to which ADGS Hong Kong has agreed to acquire from the Sellers the customer list of the accounting advisory business of the Sellers operating under the name of Acorate Advisory Limited and Berfield Enterprise Solutions and Technology Limited, located in Hong Kong. The transaction is expected to close on or before March 30, 2015.

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

We believe the larger consulting firms tend to ignore the small business market because they are better positioned to serve larger businesses. Many of these large consulting firms have several hundred employees and we believe are generally not interested in dealing with small and medium business. In addition, we believe we offer more diversified services than many other small consulting companies who tend to offer services to particular industries and restrict themselves in the services they offer.

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

Risks Related to Our Business

Our company has limited operating history, which makes it difficult to predict our future prospects and financial performance. We have only been engaged in our current business operations since March 2011. Due to this limited operating history, it may be difficult to evaluate our business prospects and financial performance. While we achieved net income for the fiscal years ended August 31, 2014 and 2013, we sustained a net loss for each of the fiscal years ended August 31, 2012 and August 31, 2011. There can be no assurance that we can maintain profitability beyond fiscal 2014. Further, our future operating results depend upon a number of factors, including our ability to manage our growth, retain and increase our customer base and to successfully identify and respond to any emerging trends in our market areas.

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

Our bank loans present a significant risk. To date, we have significantly relied upon debt financings to fund our operations. At August 31, 2013 (audited) and August 31, 2014 (audited), we had outstanding bank loans (excluding bank overdrafts) in the principal amount of $2,286,785 and $4,126,739, respectively. We also had bank overdrafts of $253,738 as of August 31, 2014. Interest expense from bank loans and overdrafts (excluding capital lease interest) for the year ended August 31, 2014 was $78,660 and for year ended August 31, 2013 was $127,101. Such loans are primarily term loans with maturity dates ranging from November 2014 to October 2037. Approximately $2 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2014, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations. This presents a significant risk to the Company in that the Company may not have the necessary cash to meet such payment obligations, or if it does, such payments may draw significantly on the Company’s cash position. Any of such events will likely have a materially detrimental effect on the Company.

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

We have extended significant loans in the past that did not generate income or have fixed repayment terms and which may have affected our ability to do business. During fiscal 2012 and 2013, we made significant advances of cash to one of our principal shareholders who is also the Company’s current Chief Financial Officer and daughter of our Chief Executive Officer and Chairman. Although all of such advances have been repaid to the Company, such advances may have detrimentally affected our ability to do business insofar that such advances represented a major portion of the Company’s then available cash. The advances to the related party were unsecured, non-interest bearing without fixed repayment terms. Although such advances are no longer being made to such related party, such advances did not generate income to the Company and may have detrimentally affected our ability to grow the business for the benefit of all of the shareholders.

We may be subject to a concentration of credit risk. During the year ended August 31, 2014, we had one customer which accounted for 15% of our total revenues and 35% of our total accounts receivable. No customer accounted for more than 10% total revenue during the year ended August 31, 2013. Although we believe our credit risk is somewhat limited due to a large customer base, there can be no assurance that we will not have a concentration of credit risk in fiscal 2015 and in future years similar to or greater than fiscal 2014. In such event, the loss of any such key customer or customers could significantly reduce our revenues, or detrimentally impact our revenues if any such key customer or customers experience financial difficulties.

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

Foreign Exchange Risk. While our reporting currency is the US Dollar, our revenues, costs and expenses are denominated in HKD. All of our assets are denominated in HKD. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and HKD. If the HKD depreciates against the US Dollar, the value of our HKD revenues, earnings and assets as expressed in our US Dollar financial statements will decline. To date, we have not entered into any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to change in foreign currency rates.

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

Currently, none of our employees, including our Chief Financial Officer, who is responsible for preparing and supervising the preparation of our financial statements, have any formal training in U.S. GAAP and SEC rules and regulations. In that regard, we rely exclusively on our independent accountants and our outside counsel for advice with respect to U.S. GAAP and SEC rules and regulations. Therefore, there is a risk that our current of future financial statements may not be properly prepared in accordance with U.S. GAAP or that our current or future disclosures are not in compliance with SEC rules and regulations.

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

We may, in the future, issue additional shares of our common stock, which would reduce investors' percent of ownership and may dilute our share value. Our Certificate of Incorporation was recently amended to increase the number of shares of common stock which we are authorized to issue from 50,000,000 to 200,000,000 shares of common stock, of which 36,704,789 shares are issued and outstanding as of February 10, 2015. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 2. Properties.

As of January 26, 2015, the Company relocated in principal executive offices to 11/F., Rykadan Capital Tower, 135-137 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong, SAR under an operating lease which will expire in September 2017, with a fixed monthly rent expense of approximately $34,280 USD per month.  The Company previously maintained its principal executive offices at Units 2611-13A, 26/F, 113 Argyle Street, Mongkok, Kowloon, Hong Kong, SAR under an operating lease which had been extended to June 2015, with a fixed monthly rent expense of approximately $10,576 USD per month. We also maintain a branch office in Shenzhen, PRC located at 19A, Building 1, China Phoenix Building, Futian District, Shenzhen, PRC, and a branch office in Bangkok, Thailand located at Level 8 Zuellig House Building, No. 1-7, Silom Road, Silom Sub-District, Bangrak District, Bangkok 10500 Thailand. Management believes that the facilities are adequate for the Company’s current needs and for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the over-the-counter market and since July 19, 2013 has been quoted on the OTCQB, officially part of the OTC Market Group’s OTC Link quotation system, under the symbol “ADGS”. Prior thereto, our common stock was quoted under the symbol “LIPN”. For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. There were no reported trades in our common stock during the fiscal year ended August 31, 2013. The first reported trade in fiscal 2014 occurred on November 15, 2013. The prices set forth in the table below may not be an accurate indicator of the value of the Company’s shares. These prices represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended August 31, 2013

Sept. 1, 2012 to Nov. 30, 2012	$0.00	$0.00
Dec. 1, 2012 to Feb. 28, 2013	$0.00	$0.00
March 1, 2013 to May 31, 2013	$0.00	$0.00
June 1, 2013 to Aug. 31, 2013	$0.00	$0.00

	High	Low
Year ending August 31, 2014

Sept. 1, 2013 to Nov. 30, 2013	$0.60	$0.30
Dec. 1, 2013 to Feb. 28, 2014	$1.80	$0.60
March 1, 2014 to May 31, 2014	$1.85	$0.10
June 1, 2014 to Aug. 31, 2014	$3.99	$1.00

Holders

As of February 10, 2015, there were approximately 87 record holders of our common stock.

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

Rule 144

Prior to completion of the Transaction, we were considered a shell company. As a result, we are subject to the provisions of Rule 144(i) which limit reliance on Rule 144 by shareholders owning stock in a shell company. Under current interpretations, unregistered shares issued after we first became a shell company cannot be resold under Rule 144 until the following conditions were met:

☐	we ceased to be a shell company;

☐	we remained subject to the Exchange Act reporting obligations;

☐	we filed all required Exchange Act reports during the preceding 12 months; and

☐	at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 28, 2014, our Board of Directors approved and adopted the ADGS Advisory, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), subject to the approval by the stockholders in the extent required under Section 422 or 424 of the U.S. Internal Revenue Code or any other applicable laws, and authorized us to issue up to 7,500,000 shares of our Common Stock under the 2014 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Holders of shares representing a majority of the voting securities of the Company have given their written consent to the approval of the 2014 Plan. The purpose of the 2014 Plan is to provide officers, other employees and directors of, and consultants and advisors to, us and our subsidiaries an incentive to (a) enter into and remain in our service or that of our subsidiaries, (b) enhance our long term performance and that of our subsidiaries, and (c) acquire a proprietary interest in us. Under the 2014 Plan, we will have the right to issue stock options, restricted stock, restricted stock units and other stock awards.

The Compensation Committee or another committee of our Board of Directors (or if there is no committee, the Board of Directors itself) will administer the 2014 Plan. Subject to the express limitations of the 2014 Plan, the Compensation Committee shall have authority in its discretion to determine the eligible persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions affecting an award, the duration of the award, and all other terms of the award.

To date, no awards have been granted under the 2014 Plan.

Information regarding equity compensations plans is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	7,500,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	7,500,000

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended August 31, 2013 and 2014 that were not registered under the Securities Act of 1933, as amended:

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

During June 2014, the Company sold 21,500 shares of common stock to one investors for the purchase price of $0.30 per share or $6,450 in the aggregate. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder. The investor represented and warranted that he was a non-U.S. person within the meaning of Regulation S.

During August 2014, the Company sold 7,125,000 shares of common stock to 13 investors for the purchase price of $0.35 per share or $2,493,750 in the aggregate. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder. All investors represented and warranted that they were non-U.S. persons within the meaning of Regulation S.

Of such proceeds with regard to shares sold in fiscal 2014, $3,454,057 has been paid by such investors during fiscal 2014, leaving a subscription receivable due of $3,092,458 as of August 31, 2014. Of such amount, $64,515 (approximately HK $500,000) has been received subsequent to August 31, 2014 and prior to the issuance of this report.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and notes to those financial statements for the years ended August 31, 2014 and 2013, that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc. (formerly Life Nutrition Products, Inc.), a Delaware corporation

100%

Almonds Kisses Limited (BVI), a British Virgin Islands company

100%	100%	100%	100%	30%

ADGS Advisory Limited	Vantage Advisory Limited,	T H Strategic Management	Motion Tech Development	Dynamic Golden
a Hong Kong corporation a	Hong Kong corporation	Limited, a Hong Kong	Limited, a British Virgin Islands	Limited, a Hong Kong
		corporation	company	corporation

80%

ADGS Tax Advisory Limited
a Hong Kong corporation

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

The accompanying consolidated financial statements are audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures for a fair presentation of these consolidated financial statements have been included. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.

The audited condensed consolidated financial statements include all accounts of the Company and its subsidiaries as disclosed in Note 1. All material inter-company balances and transactions have been eliminated.

As both the Company and its subsidiaries, ADGS Hong Kong and ADGS Tax are under common control, the financial statements of the Company have been presented as if the receipt of assets and liabilities of the subsidiaries at their net carrying amount been entered into as of March 1, 2011 in accordance with ASC 805-50-15-6. Accordingly, financial information related to prior periods are the assets and liabilities of the Company’s operating subsidiaries.

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

(iii) The Company recognizes the management fee income when service is provided. Services include providing administration support service or accounting service to companies.

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

The Company recognizes interest and penalty related to income tax matters as income tax expense. As of August 31, 2014 and August 31, 2013, there was no penalty or interest recognized as income tax expenses.

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

Recently issued accounting pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

Trends and Uncertainties

Insofar that our revenues are mainly derived from providing professional services to our clients under fixed-fee billing arrangements, the number of clients we have at any given time and the fees billed are the Company’s key uncertainties. The recent growth in revenues was primarily due to the acquisition of customer lists and client bases in 2011, 2013 and 2014; and, therefore, we cannot be certain that this growth represents a trend which will continue although we have recently made acquisitions and we plan to make additional acquisitions in the upcoming years and we are regularly exploring such opportunities which may benefit our business and increase our revenues. In the future, we expect that we will seek to purchase other customer lists and client bases as part of our overall growth strategy, although there can be no assurance that we will be able to do any of the foregoing on terms which will be acceptable to us.

Other key uncertainties include our high leverage and highly variable interest expense. To date, we have significantly relied upon debt financings to fund our operations. At August 31, 2013 (audited) and August 31, 2014 (audited), we had outstanding bank loans (excluding bank overdrafts) in the principal amount of $2,286,785 and $4,126,739, respectively. We also had bank overdrafts of $253,738 as of August 31, 2014. Interest expense from bank loans and overdrafts (excluding capital lease interest) for the year ended August 31, 2014 was $129,738 and for year ended August 31, 2013 was $151,872. Such loans are primarily term loans with maturity dates ranging from November 2014 to October 2037. Approximately $2 million of the bank loans are to be repaid over the next five years. While we have begun to achieve profitable operations during fiscal 2014, there can be no assurance that such profitability will continue or that revenues from our operations will be able to service these debt obligations. See “Risk Factors” elsewhere in this report for further discussion of these uncertainties and others.

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

Our operating expenses are positively correlated to our revenue, and with the anticipated expansion of our Company, we anticipate the absolute dollars of the operating expenses will increase accordingly.

Other comprehensive income

Other comprehensive income reflects foreign currency translation adjustment according to our accounting policies.

Year Ended August 31, 2014 compared to Combined Results for the Year Ended August 31, 2013

The following table presents the consolidated statements of operations of the Company for the year ended August 31, 2014 (“Y2014”) as compared to the year ended August 31, 2013 (“Y2013”).

	For the year ended August 31, 2014	For the year ended August 31, 2013
Revenue	$6,158,684	$3,198,160
Less: Operating expenses
Direct cost of revenue	(2,985,443)	(1,425,678)
General and administrative expenses	(1,337,613)	(842,932)
Operating profit/(loss) Other income	1,835,628 18,677	929,550 2,494
Other expenses	(135,409)	(154,947)
Net profit/(loss)	1,718,896	777,097
Income tax expenses	(408,019)	(152,300)
Other comprehensive income/(loss)	239	(10,380)
Total comprehensive income/(loss)	1,311,116	614,417
Comprehensive income attributable to non-controlling interests	20,316	22,813
Comprehensive income attributable to ADGS Advisory, Inc.	$1,331,432	$637,230

Revenue

Our business for the Y2014 expanded rapidly. We recorded revenues of $6.2 million for Y2014, representing an increase of $2.9 million as compared to the results of $3.2 million for Y2013. The increase was primarily due to the increase of revenue stream multi-disciplinary advisory services and a steady growth in accounting and corporate services.

General and administrative expenses

	For the year ended August 31, 2014	For the year ended August 31, 2013	% change
Revenue	$6,158,684	$3,198,160	+93%
Less: Operating expenses
Direct cost of revenue	(2,985,443)	(1,425,678)	+109%
General and administrative expenses	(1,337,613)	(842,932)	+59%
Operating profit/(loss)	$1,835,628	$929,550	+97%

The significant increase in direct cost of revenue is mainly caused by the increase in consultant fees and surveyor fees for the multi-disciplinary advisory services to our clients.

Other expense

Other expense represents the interest expense for the bank loans and overdraft of $129,738 and $151,872 in Y2014 and Y2013 respectively. The decrease in the amount is mainly caused by the decrease in bank overdrafts of $0.25m made to the Company in Y2014.

Other comprehensive income

Other comprehensive income represents the foreign currency translation gain of $239 and foreign currency translation loss of $10,380 in Y2014 and the Y2013 respectively.

Liquidity and Capital Resources

As of August 31, 2014, we had cash on hand of $95,811, which represented a decrease of $68,503 from $164,314 as of August 31, 2013, other current assets of $2,853,264, and other current liabilities of $2,683,273. Working capital was $265,802 and the ratio of current assets to current liabilities was 1.1 to 1 as of August 31, 2014.

As of August 31, 2014 we had long term debt (excluding the deferred revenue of $290,319 in 2014) of $4,223,569, which represented an increase of $1,205,300 from $3,018,269 excluding deferred revenue of $435,343 as of August 31, 2013; total assets of $8,794,562 as of August 31, 2014 representing an increase of $4,028,685 from $4,765,877 as of August 31, 2013. The ratio of long term debts to total assets was 0.5 to 1 as of August 31, 2014.

The following is a summary of cash provided by or used in each of the indicated type of activities during the year ended August 31, 2014 and 2013, respectively:

	For the year ended August 31, 2014	For the year ended August 31, 2013
Cash provided by (used in):
Operating activities	$(670,294)	$1,208,913
Investing activities	(1,914,293)	(2,055,442)
Financing activities	2,473,962	881,567
Effect of change of exchange rates	42,122	275
Cash, beginning of period	164,314	129,001
Cash, end of period	$95,811	$164,314

Net cash used in operating activities was $670,294 for the year ended August 31, 2014, as compared to net cash provided by operating activities of $1,208,913 for the year ended August 31, 2013. The decrease in fiscal 2014 was mainly due to a net profit of $1,331,194, plus accrued liabilities and other payables of $192,635 and income tax payable of $433,483, offset by accounts receivable of $(896,467), other receivables of $(1,842,599) and prepaid expenses of $(187,462). The increase in fiscal 2013 was mainly due to a net profit of $647,625, deferred revenue of $580,241, accrued liabilities and other payables of $192,075 and income tax payable of $152,300, offset by accounts receivable of $(564,561) and other receivables of $(130,786).

Net cash used in investing activities was $1,914,293 for the year ended August 31, 2014, as compared to net cash used in investing activities of $2,055,442 for the year ended August 31, 2013.  Such change in fiscal 2014 was mainly due to advances to third parties of $(841,368), acquisition of an intangible asset and subsidiary totaling $(670,719) and deposit for acquisition of a client list of $(257,928), compared to fiscal 2013 wherein cash used was primarily due to cash paid for property and equipment of $(1,935,864).

Net cash provided by financing activities was $2,473,962 for the year ended August 31, 2014, as compared to net cash provided by financing activities of $881,567 for the year ended August 31, 2013.  Such increase in fiscal 2014 was mainly due to proceeds of bank loans of $2,992,990, proceeds from the issuance of stock of $365,133, advances received from a related party of $557,451 and repayment of advances made on behalf of related party of $418,658, offset by repayment of bank loans of $(1,154,689) and net increase in bank overdraft of $(490,316).  This compares to fiscal 2013 wherein net cash provided by financing activities was mainly due to repayment of related party advances of $4,655,559, advances received from related party of $750,445, proceeds of bank loans of $1,230,111 and net increase in bank overdraft of $744,077, offset by related party advances of $(4,831,702) and repayment of bank loans of $(1,483,361).  The advance to related party of $4,831,702 in fiscal 2013 was fully repaid during fiscal 2014.

Material investment activities

On August 20, 2014, the Company acquired 2% of the issued and outstanding capital stock of Elite Global Group Limited (incorporated in Hong Kong) (“Elite Global”) from one of the then two shareholders of Elite Global for the sum of approximately $2,000,000 (HK $15,000,000) payable by the transfer of certain receivables due to a subsidiary of the Company. Elite Global has entered into a Preliminary Development Agreement with Viacom Media Networks to construct and establish a new entertainment theme park in the PRC. Elite Global is expected to submit a development plan for Viacom’s approval and then obtain a license to operate the theme park. The Company is not aware of the proposed timeframe for completion of the foregoing. In addition, Elite Global is a party to a Joint Venture Agreement with Simson Giftware which operates and manufactures merchandise for theme stores in Taiwan and Hong Kong. Pursuant to the agreement with the seller of the shares, the Company retains the right to request the seller to buy back all or part of the shares purchased at $2,000,000 or such proportionate amount, if any, after August 20, 2015. In view of the potential from this business, the Company acquired such 2% stock interest in Elite Global and is looking for a satisfactory return in the near future.

The Company had bank loans with outstanding principal of $4.1 million as of August 31, 2014 and $2.3 million as of August 31, 2013. Summary of total bank loans is as follows:

Nature of loans	Terms of loans	Outstanding loan amount	Current annualized interest rate	Collateral

Term loan	Ranging from 1 year to 25 years	$4,126,739	Ranging from annual rate from 0.38% to 8.57%	Properties and personal guarantee from related parties and third parties

		$4,126,739

The valuations for the above collaterals on August 31, 2014 were approximately $5.3 million while the total outstanding loan amount was approximately $4 million.

The Company had assets held under capital leases, which represent leases of motor vehicle. The cost of motor vehicle under capital lease was $31,076 at August 31, 2014. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of August 31, 2014 are as follows:

Amount
Year ending August 31,
2015	$11,676
2016	11,676
Thereafter	9,730
Total minimum lease payment	$33,082
Less: Imputed interest	(1,252)
Present value of net minimum lease payments	$31,830
Less: Current maturities of capital leases obligations	(10,843)
Long-term capital leases obligations	$20,987

Material capital expenditure commitments

We anticipate that we will require a high level of capital expenditure in the foreseeable future to fund our future growth. We intend to fund our capital expenditures and future acquisitions out of internal sources of liquidity and/or through access to additional financing from external sources. On July 30, 2014, we entered into a Customer List Purchase Agreement (the “July 2014 Purchase Agreement”) with Lau Kam George and Yung Chi Shing (collectively, the “Sellers”) pursuant to which we have agreed to acquire from the Sellers the customer list of the accounting advisory business of the Sellers operating under the name of Acorate Advisory Limited and Berfield Enterprise Solutions and Technology Limited, located in Hong Kong. In consideration for the acquisition of the customer list, we have agreed to pay the Sellers the sum of approximately $1.5 million (HK $12.0 million) and 5,000,000 shares of the common stock of the Company. Such amount is to be paid as follows: (i) approximately $258,000 (HK $2.0 million ) upon signing of the July 2014 Purchase Agreement which amount has been paid, (ii) approximately $387,000 (HK $3.0 million ) on or before March 30, 2015, and (iii) the balance of the purchase price of approximately $903,000 (HK $7.0 million ) in 18 monthly installments commencing one month after closing. The shares of common stock are to be issued at closing. The closing is expected to occur on or before March 30, 2015. Following the closing, the amount of the aggregate purchase price will be adjusted based upon revenues achieved in the 14 months period following the closing. Subsequent to the year ended August 31, 2014, and in January 2015, we paid half of the second installment described above.

Contractual Obligations

The following table sets forth information regarding the Company’s contractual payment obligations excluding the bank overdrafts of $0.25 million as of August 31, 2014.

	Payment due by period
Contractual obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Borrowing:
-Capital lease	$33,082	$11,676	$21,406	$-	$-
-Bank loans	4,126,739	569,425	914,413	553,142	2,089,759
-Bank Overdraft	253,738	253,738	-	-	-
-Due to related party	663,011	663,011	-	-	-
-Loan from a related party	645,268	-	645,268	-	-
Operating lease obligation:
- Office rental	1,330,296	473,300	822,716	34,280	-
- Acquisition of a client base	1,290,306	638,701	651,605	-	-
	$8,342,440	$2,609,851	$3,055,408	$587,422	$2,089,759

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

We may be exposed to interest rate risk in relation to the bank loans we maintain. The interest rate risk is managed by the Directors of the Company on an ongoing basis with the primary objective of limiting the extent to which interest expense could be affected by adverse movement in interest rates. A 100 basis point increase or decrease is used when reporting interest rate risk internally to key management personnel and represents management’s assessment of the reasonably possible change in interest rates. If interest rates had been 100 basis points higher/lower and all other variables were held constant, the Company’s post-tax profit for the year ended August 31, 2014 would increase/decrease by $36,577 as compared with the combined post-tax profit for the year ended August 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

See the Financial Statements annexed to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of June 23, 2014, the Company engaged UHY Vocation HK CPA Limited (“UHY HK”) as its principal independent accountants to audit the financial statements of the Company. UHY HK replaces Union Power HK CPA Limited (“Union Power HK”), which firm resigned as the principal independent accountants of the Company effective as of June 23, 2014. The decision to accept the resignation of Union Power HK and engage UHY HK as the Company’s principal independent accountants was approved by the Company’s Board of Directors.

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

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2014, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Currently, none of our employees, including our Chief Financial Officer, who is responsible for preparing and supervising the preparation of our financial statements, have any formal training in U.S. GAAP and SEC rules and regulations. In that regard, we rely exclusively on our independent accountants and our outside counsel for advice with respect to U.S. GAAP and SEC rules and regulations. Therefore, there is a risk that our current of future financial statements may not be properly prepared in accordance with U.S. GAAP or that our current or future disclosures are not in compliance with SEC rules and regulations.

Based on our evaluation under the frameworks described above and in light of the significant deficiency described above, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2014. Management intends to mitigate the risk of such deficiency going forward by having our Chief Financial Officer and other personnel continue to work with our auditors and other outside advisors to ensure that our control processes and procedures are adequate and effective.

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

Name	Age	Position	Has Served as Director Since
Li Lai Ying	58	Chairman, Chief Executive Officer, Secretary and Director	April 2013

Tso Yin Yee	39	Chief Operating Officer and Director	April 2013

Tong Wing Shan	37	Chief Financial Officer	--

Pang Yiu Kwong	51	Director	April 2013

Fu Kei Man Derek	32	Director	March 2014

Anderson Amanda	20	Director	September 2014

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

Fu Kei Man Derek has been our Director since March 2014. Mr. Fu has been since June 2011 an Executive Director of Simsen International Corporation Limited, an investment holding company in Hong Kong. Since January 2008, he has worked as a foreign lawyer for Ng and Shum Solicitors & Notaries, located in Hong Kong. Mr. Fu is a practicing lawyer of the People’s Republic of China. Mr. Fu holds a bachelor degree of law from Chongqing University in the People’s Republic of China and a master degree in International Management from University of Reading in the United Kingdom.

Anderson Amanda has been our Director since September 2014. Ms. Anderson attended the N.T. Heung Yee Kuk Yuen Long Secondary School from 2007 to 2012 in Hong Kong and graduated in 2012.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended August 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Fu Kei Man Derek filed his initial report of ownership late and filed two reports late relating to two transactions.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 11/F., Rykadan Capital Tower, 135-137 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong, SAR.

Insider Transactions Policies and Procedures

We do not currently have an insider transaction policy.

Board Committees

We do not have an audit, compensation, nominating or other committees of the Board of Directors.

Item 11. Executive Compensation.

The following summary compensation table set forth information concerning the annual and long-term compensation paid by the Company to its executive officers for services in all capacities to the Company for the fiscal years ended August 31, 2014 and August 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total
Li Lai Yang Chief Executive Officer	2014 2013	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Tso Yin Yee Chief Operating Officer	2014 2013	$ $	96,401 116,048	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	27,388 0	$ $	123,789 116,048

Tong Wing Shan	2014		$0		$0		$0		$0		$0		$0		$0		$0

Each of Ms. Li Lai Yang, Tso Yin Yee and Tong Wing Shan are employed as executive officers of the Company on an at-will basis, although it is expected that employment agreements may be entered into with each of them in the near term. Li Lai Yang became Chief Executive Officer in April 2013, Tso Yin Yee became Chief Operating Officer in April 2013 and Tong Wing Shan became Chief Financial Officer in November 2013.

Compensation of Directors

We did not pay any cash or other compensation to our directors for services as such for the fiscal years ended August 31, 2014 and August 31, 2013.

It has been agreed that Mr. Fu who serves as a non-executive, independent director will be paid approximately $26,000 (HK$200,000) per annum for his services as such which will be paid in either cash or shares of common stock (to be valued at the market price on the date of grant) as determined by the Company in its sole discretion.

Outstanding Equity Awards at Fiscal Year End

For the fiscal year ended August 31, 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 10, 2015, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to the table below, the address of each of the beneficial owners named in the table below is in care of our company, 11/F, Rykadan Capital Tower, 135-137 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong, SAR. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is based upon 36,704,789 shares of common stock outstanding as of February 10, 2015. Shares of common stock have one vote per share.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Class(1)
Tong Wing Shan	9,069,750		24.7%

Tong Wing Yee	5,069,750		13.8%

Li Lai Ying	0	(2)	0%

Tso Yin Yee	655,037		1.8%

Pang Yiu Kwong	503,875		1.4%

Fu Kei Man Derek	2,000,000		5.4%

Anderson Amanda	0		0%

All Directors & Officers as a Group (6 persons)	12,228,662		33.3%

(1)	Based upon 36,704,789 issued and outstanding shares of common stock.

(2)	Does not include shares owned by Tong Wing Shan and Tong Wing Yee, daughters of Li Lai Ying.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as indicated below, since September 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

As of August 31, 2011, there was $2,051,460 due to a related party representing amounts which had been previously advanced to the Company by Tong Wing Shan, one of the principal shareholders of the Company and current Chief Financial Officer of the Company. Such amount was paid to Tong Wing Shan in fiscal 2012. In addition, during fiscal 2012, advances were made by the Company to Tong Wing Shan in the amount of $4,539,543 of which $4,300,751 was repaid by Tong Wing Shan by August 31, 2012. As of August 31, 2012, the balance due from Tong Wing Shan was $241,036. At August 31, 2013, the balance due from Tong Wing Shan was $418,658 with $4,831,702 have been advanced during fiscal 2013 and $4,655,559 being repaid. No further advances were made in fiscal 2014 and the balance due at August 31, 2013 was repaid during fiscal 2014. The advances to the related party represented unsecured, non-interesting bearing loans without fixed repayment terms.

On August 30, 2013, Tong Wing Shan made an interest free, unsecured loan to the Company in the principal amount of $645,268 in order to provide the Company with certain funds needed to complete the purchase of the outstanding capital stock of Motion Tech Development Limited. Such loan is payable on August 30, 2017. In addition, as of August 31, 2014, Tong Wing Shan is due from the Company the principal amount of $663,011 for advances made by Tong Wing Shan to the Company which advances are interest free, unsecured and repayable on demand.

In addition, there were significant related party transactions during the year ended August 31, 2014 as follows:

Revenue:-
Accounting & corporate services	$450,671
Multi-disciplinary Advisory	252,326

$702,997
Direct cost of revenue:-
Accounting & corporate services	$41,574
Corporate restructuring & insolvency	129,455

$171,029

The balances associated with accounting & corporate services and corporate restructuring & insolvency primarily represent revenue and direct cost of revenue, which were the fees or expense charged by the Company's Chief Operating Officer and related parties as they are license holders of insolvency to execute the liquidation for the year ended August 31, 2014.

Director Independence

Our board of directors currently consists of five members. They are Li Lai Ying, Tso Yin Yee, Pang Yiu Kwong, Fu Kei Man Derek and Anderson Amanda and none of them is an independent director. We have determined that they are not independent directors using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants (UHY Vocation HK CPA Limited and Union Power HK CPA Limited) to the Company for professional services rendered for the fiscal years ended August 31, 2014 and August 31, 2013:

Fee Category	2014 Fees	2013 Fees

Audit Fees	$102,274	$118,627
Audit Related Fees	$0	$7,994
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$102,274	$126,621

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

(3)	Exhibits

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Filing Date
2.1	Share Exchange Agreement whereby Life Nutrition Products, Inc. merged with and into Life Nutrition Products, LLC on or about September 24, 2007		S-1	07/21/2008

3.1	Certificate of Incorporation		S-1	07/21/2008

3.2	Certificate of Amendment filed with the Secretary of State of Delaware effective on July 19, 2013		8-K	07/19/2013

3.3	Certificate of Amendment filed with the Secretary of State of Delaware effective on December 8, 2014		8-K	12/12 /2014

3.4	By-laws		S-1	07/21/2008

4.1	Specimen of Common Stock Certificate		S-1	07/21/2008

10.1	Share Exchange Agreement dated as of September 7, 2010 by and among Life Nutrition Products, Inc., Conqueror Group Limited and Acumen Charm Ltd.		8-K	09/08/2010

10.2	Share Exchange Agreement dated as of December 7, 2012 by and among Life Nutrition Products, Inc., ADGS Advisory Limited and ADGS Advisory (Holding) Limited		8-K	12/13/2012

10.3	Amendment to Share Exchange Agreement dated as of March 28, 2013		8-K	04/04/2013

10.4	Extension Agreement dated as of March 28, 2013		8-K	04/04/2013

10.5	Banking Facilities Agreement with Shanghai Commercial Bank dated September 26, 2012		8-K/A	08/30/2013

10.6	Banking Facilities Agreement with Hang Seng Bank dated June 20, 2012		8-K/A	08/30/2013

10.7	Lease Agreement (Financing Agreement) with Hitachi Capital (HK) Ltd. dated June 29, 2012		8-K/A	08/30/2013

10.8	Banking Facilities Agreement DBS Bank (Hong Kong) Limited dated July 31, 2012		8-K/A	08/30/2013

10.9	Agreement for Sale and Purchase of Shares of Vantage Advisory Limited dated January 4, 2013		8-K/A	08/30/2013

10.10	Agreement for Sale and Purchase of Shares dated October 20, 2013 between Li Hon Lun and Almonds Kisses Limited		8-K	10/23/2013

10.11	Customer List Purchase Agreement dated July 30, 2014 by and between ADGS Advisory Limited and Lau Kam George and Yur Chi Shing		8-K	08/04/2014

14.1	Code of Ethics		S-1	07/21/2008

21.1	List of Subsidiaries	☒

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	☒

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	☒

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	☒

101

The following financial information from our Annual Report on Form 10-K for the year ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

☒

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADGS ADVISORY, INC. (Registrant)

Dated: February 11, 2015	By:	/s/ Li Lai Ying
Li Lai Ying
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Li Lai Ying	Chief Executive Officer, Chairman of the Board, Secretary and Director	02/11/2015
Li Lai Ying	(Principal Executive Officer)

/s/ Tong Wing Shan	Chief Financial Officer	02/11/2015
Tong Wing Shan	(Principal Financial Officer)

/s/ Tso Yin Yee	Chief Operating Officer and Director	02/112015
Tso Yin Yee

/s/ Pang Yiu Kwong	Director	02/11/2015
Pang Yiu Kwong

/s/ Fu Kei Man Derek	Director	02/11/2015
Fu Kei Man Derek

/s/ Anderson Amanda	Director	02/11/2015
Anderson Amanda

ADGS ADVISORY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

F-1

ADGS ADVISORY, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 31 AUGUST, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF

ADGS ADVISORY, INC.

We have audited the accompanying consolidated balance sheets of ADGS Advisory, Inc. (collectively the “Company”) as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, statement of changes in stockholders’ equity, and cash flows for the years ended August 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADGS Advisory, Inc. as of August 31, 2014 and 2013 and the consolidated results of its operations and its consolidated cash flows for the years ended August 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY VOCATION HK CPA LIMITED

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, People Republic of China

February 10, 2015

ADGS ADVISORY, INC.
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	August 31, 2014	August 31, 2013
Assets

Current assets
Cash	$95,811	$164,314
Restricted cash	258,968	129,312
Accounts receivable	1,461,876	564,773
Advance to third parties	841,803	130,835
Due from a related party	-	418,658
Other receivables and prepaid expenses	290,617	64,071
Total current assets	2,949,075	1,471,963

Non-current assets
Property and equipment, net	1,999,545	2,088,690
Equity-method investment	357,870	371,096
Intangible assets	1,048,160	793,840
Other investment	1,935,459	-
Goodwill	153,128	-
Deposit paid for acquisition of a client list	258,061	-
Utility and other deposits	93,264	40,288
Total non-current assets	5,845,487	3,293,914

Total assets	$8,794,562	$4,765,877

Liabilities and stockholders' equity

Current liabilities
Bank overdraft	$253,738	$744,077
Assets held under capital lease	10,843	23,775
Accrued liabilities and other payables	411,044	218,242
Due to a related party	663,011	-
Deposit received	43,942	-
Deferred revenue	145,159	145,114
Income tax payable	586,111	152,357
Bank loans – current portion	569,425	107,548
Total current liabilities	2,683,273	1,391,113

Non-current liabilities
Assets held under capital lease, net of current portion	20,987	88,306
Deferred revenue, net of current portion	290,319	435,343
Bank loans, net of current portion	3,557,314	2,179,237
Loan from a related party	645,268	750,726
Total non-current liabilities	4,513,888	3,453,612

Total liabilities	7,197,161	4,844,725

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value per share, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 35,337,805 shares issued and outstanding as of August 31, 2014 and 25,000,000 shares issued and outstanding as of August 31, 2013	3,534	2,500
Subscription receivable	(3,092,458)	-
Additional paid in capital	3,454,057	(2,500)
Retained earnings	1,399,062	67,868
Accumulated other comprehensive loss	(10,126)	(10,364)
Total ADGS Advisory, Inc. stockholders’ equity	1,754,069	57,504

Non-controlling interest	(156,668)	(136,352)

Total equity	1,597,401	(78,848)

Total liabilities and stockholders’ equity	$8,794,562	$4,765,877

See notes to consolidated financial statements.

ADGS ADVISORY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN US DOLLARS)

	Year ended August 31
	2014	2013

Revenue	$6,158,684	$3,198,160

Direct cost of revenue	(2,985,443)	(1,425,678)
Gross profit	3,173,241	1,772,482

General and administrative expenses	(1,337,613)	(842,932)

Operating income	1,835,628	929,550

Other income	18,677	2,494
Interest expenses	(135,409)	(154,947)

Profit before income taxes	1,718,896	777,097

Less: Income tax expense	(408,019)	(152,300)

Net profit before allocation of non-controlling interest	$1,310,877	$624,797

Net loss attributable to non-controlling interest	20,317	22,828

Net income attributable to common stockholders	$1,331,194	$647,625

Earnings per share
- Basic and diluted	$0.05	$0.05

Weighted average common shares outstanding
- Basic and diluted	26,342,404	12,252,562

See notes to consolidated financial statements.

F-5

ADGS ADVISORY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
( IN US DOLLARS)

	Year ended August 31
	2014	2013

Net income	$1,310,877	$624,797

Other comprehensive income/(loss)
Foreign currency translation adjustment	239	(10,380)

Add: Comprehensive loss attributable to non-controlling interests	20,316	22,813

Comprehensive income attributable to ADGS Advisory, Inc.	$1,331,432	$637,230

See notes to consolidated financial statements.

ADGS ADVISORY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN US DOLLARS)

	Preferred shares with US$0.0001 Par Value		Common Stock, with US$0.0001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital Amount	Subscription receivable	Accumulated Other Comprehensive (loss)/income	Retained Earnings	Non-controlling Interest	Total Equity
Balance as of August 31, 2012	-	-	4,095,000	$410	$(410)	$-	$31	$(579,757)	$(113,539)	$(693,265)
Shares issued to settle notes payable and accrued liabilities as part of recapitalization during April 2013	-	-	750,000	75	(75)	-	-	-	-	-
Shares issued to Almond Kisses shareholders	-	-	20,155,000	2,015	(2,015)	-	-	-	-	-
Net profit/(loss)	-	-	-	-	-	-	-	647,625	(22,828)	624,797
Foreign translation gain/(loss)	-	-	-	-	-	-	(10,395)	-	15	(10,380)

Balance as of August 31, 2013	-	-	25,000,000	$2,500	$(2,500)	$-	$(10,364)	$67,868	$(136,352)	$(78,848)
Common stock issued	-	-	10,337,805	1,034	3,456,557	(3,092,458)	-	-	-	365,133
Net profit/(loss)	-	-	-	-	-	-	-	1,331,194	(20,317)	1,310,877
Foreign translation gain	-	-	-	-	-	-	238	-	1	239
Balance as of August 31, 2014	-	-	35,337,805	$3,534	$3,454,057	$(3,092,458)	$(10,126)	$1,399,062	$(156,668)	$1,597,401

See notes to consolidated financial statements.

ADGS ADVISORY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

	For the year ended August 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,331,194	$647,625
Add: Net loss attributable to non-controlling interest	(20,317)	(22,828)
	1,310,877	624,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	110,654	50,475
Bank overdraft interest expenses	51,078	24,771
Bank loan interest expenses	78,660	127,101
Capital lease interest expenses	5,284	3,075
Amortization of intangible assets	222,946	180,519
Loss on equity-method investment	10,912	10,911
Deferred revenue	(145,085)	580,241
(Gain)/loss on disposal of fixed assets	(5,599)	7,504
Bank interest income	(594)	(321)
Changes in assets and liabilities:
Account receivables	(896,467)	(564,561)
Other receivables	(1,842,599)	(130,786)
Utility and other deposits	(52,936)	(3,765)
Prepaid expenses	(187,462)	(45,423)
Deposit received	43,919	-
Accrued liabilities and other payables	192,635	192,075
Income tax payable	433,483	152,300
Net cash (used in)/provided by operating activities	(670,294)	1,208,913

Cash flows from investing activities:
Cash paid for property and equipment	(85,229)	(1,935,864)
Sale proceeds of property and equipment	69,906	9,413
Advance to third parties	(841,368)	-
Net increase in restricted cash	(129,549)	(129,312)
Acquisition of an intangible asset	(154,757)	-
Acquisition of a subsidiary (See note a)	(515,962)	-
Deposit paid for acquisition of a client list	(257,928)	-
Bank interest income	594	321
Net cash used in investing activities	(1,914,293)	(2,055,442)

Cash flows from financing activities:
Proceeds from issue of stock	365,133	-
Advances made on behalf of a related party	-	(4,831,702)
Proceeds from repayment of advances made on behalf of a related party	418,658	4,655,559
Advance received from a related party	557,451	750,445
Proceeds from bank loans	2,992,990	1,230,111
Repayment of bank loans	(1,154,689)	(1,483,361)
Repayment of capital lease	(80,243)	(28,615)
Net increase in bank overdraft	(490,316)	744,077
Bank overdraft interest expenses	(51,078)	(24,771)
Bank loan interest expenses	(78,660)	(127,101)
Capital lease interest expenses	(5,284)	(3,075)
Net cash provided by financing activities	2,473,962	881,567
Net (decrease)/increase in cash	(110,625)	35,038
Effect on change of exchange rates on cash	42,122	275
Cash as of Beginning of year	164,314	129,001
Cash as of End of year	$95,811	$164,314

ADGS ADVISORY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

	For the year ended August 31
Supplemental disclosures of cash flow information	2014	2013
Cash paid during the year for:
Capital lease additions	$-	$126,006
Bank overdraft interest paid	$51,078	$24,771
Bank loan interest paid	$78,660	$127,101
Capital lease interest paid	$5,284	$3,075

Non-cash transaction during the year:
Repayment made from due from a related party	$105,690	$-
Repayment made to loan from a related party	$(105,690)	$-
Consideration of other investment paid by setting off the other receivables	$1,934,460	$-

a. Acquisition of a subsidiary

For the year ended 31 August 2014
Assets/(liabilities)
Cash	$16,189
Account receivables	89,685
Accruals and other payables	(17,544)
Tax payables	(25,469)
Due to a related party	(22,504)
Intangible asset	322,477
362,834
Goodwill	153,128
Consideration	$515,962

Satisfied by: Cash consideration	$515,961
Issue of ordinary share	1
$515,962

See notes to consolidated financial statements.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On December 7, 2012, the Company entered into a share exchange agreement (the “Original Exchange Agreement”) with ADGS Advisory Limited, a Hong Kong corporation (“ADGS Hong Kong”) and ADGS Advisory (Holding) Limited, a British Virgin Islands corporation (“ADGS Holding”). Pursuant to the Original Exchange Agreement, at the closing of the transaction contemplated thereunder (the “ADGS Transaction”), the Company agreed to acquire 100% of the issued and outstanding capital stock of ADGS Hong Kong, making ADGS Holding a wholly-owned subsidiary of the Company. On March 28, 2013, the Company entered into an amendment (the “Amendment”) to the Original Exchange Agreement (the Original Exchange Agreement, as amended is referred to herein as the “Exchange Agreement”) pursuant to which the Company agreed to acquire all of the outstanding shares of Almonds Kisses Limited (BVI), a British Virgin Islands company (“Almonds Kisses BVI”), from the eight shareholders of Almonds Kisses BVI (the “Shareholders”), instead of the shares of ADGS Holding, on the same terms and conditions set forth in the Exchange Agreement. Almonds Kisses BVI is the owner of 100% of the issued and outstanding capital stock of ADGS Hong Kong. The Original Exchange Agreement incorrectly indicated that such owner was ADGS Holding which error was corrected in the Amendment.

On April 12, 2013, the ADGS Transaction closed whereby the Company acquired all of the issued and outstanding capital stock of Almonds Kisses BVI pursuant to the Exchange Agreement in exchange for an aggregate of 20,155,000 newly issued shares of the Company’s common stock which were issued to the eight former shareholders of Almonds Kisses BVI. As a result, on April 12, 2013, Almonds Kisses BVI became the Company’s wholly-owned subsidiary and the former shareholders of Almonds Kisses BVI became the Company’s controlling shareholders, and Almonds Kisses BVI in turn owns all of the issued and outstanding capital stock of ADGS Hong Kong. Almonds Kisses (BVI) also owns all of the issued and outstanding capital stock of Vantage Advisory Limited, a Hong Kong corporation. ADGS Hong Kong owns 80% of ADGS Tax Advisory Limited (“ADGS Tax”) which is a Hong Kong incorporated holding company, and ADGS Tax owns a 30% interest in Dynamic Golden Limited which is also a Hong Kong incorporated company and through Almonds Kisses owns its 30% effective on November 19, 2013.

The Company also acquired a property holding company, Motion Tech Development Limited, incorporated in British Virgin Islands. The transfer of shares was completed in August 29, 2013 and it is now 100% owned by Almonds Kisses.

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

ADGS Advisory, Inc. is a holding company and, through its subsidiaries and group company, engages in providing accounting, taxation, company secretarial, consultancy services and consultancy service for slope inspection. The Company together with its consolidated subsidiaries and its equity-method investment, are collectively referred to as the “Group”. The Share Exchange was accounted for as a "reverse merger", since the former stockholders of Almonds Kisses own a majority of the outstanding shares of the Company's capital stock immediately following the Share Exchange.

Reorganization

Almonds Kisses was incorporated on March 1, 2011 as a limited liability company in British Virgin Island. ADGS Hong Kong and its subsidiary and equity-method investment, were limited companies incorporated in Hong Kong had been wholly owned by the same group of shareholders until being acquired by Almonds Kisses pursuant to a reorganization (“Reorganization”) to prepare for the listing of the Company’s shares on a stock exchange. ADGS Tax provided the same type of services prior to the establishment of ADGS Hong Kong. ADGS Tax became a dormant holding company after ADGS Hong Kong was incorporated.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

1.	Description of business and organization (…/Cont’d)

Details of the Company’s subsidiaries and equity-method investment which are included in these consolidated financial statements are as follows:

Subsidiary’s name	Place and date of incorporation	Percentage of ownership by the Company	Principal activities

Almonds Kisses Limited “Almonds Kisses”	British Virgin Island March 1, 2011	100%	Holding company

ADGS Advisory Limited “ADGS Hong Kong”	Hong Kong, People's Republic of China (“PRC”) April 28, 2011	100% (though Almonds Kisses)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

ADGS Tax Advisory Limited “ADGS Tax”	Hong Kong, PRC March 17, 2003	80% (through ADGS Hong Kong)	Holding company

Dynamic Golden Limited “Dynamic”	Hong Kong, PRC April 16, 2004	30% (through ADGS Tax, until November 19, 2013 and through Almonds Kisses thereafter)	Property holding company

Vantage Advisory Limited “Vantage”	Hong Kong, PRC March 6, 2008	100% (though Almonds Kisses effective on January 4, 2013)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

Motion Tech Development Limited “Motion Tech”	British Virgin Islands October 3, 2007	100% (through Almonds Kisses effective on August 29, 2013)	Property holding company

T H Strategic Management Limited “T H Strategic”	Hong Kong, PRC March 16, 2010	100% (though Almonds Kisses effective on October 20, 2013)	Engage in providing accounting, taxation, company secretarial, and consultancy services.

The Company also operates branches in Shenzhen, PRC and Bangkok, Thailand. The branches are set up to attract potential clients to establish companies in Hong Kong. A full range of services could be provided to these clients.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

1.	Description of business and organization (…/Cont’d)

On March 19, 2014, the Company issued 1,400,000 shares to twelve investors for the purchase of shares of Common Stock of the Company at $0.30 each with total proceeds of $420,000. On April 15, 2014, another 1,290,000 shares of Common Stock at $0.30 each were issued to one shareholder with proceed of $387,000. On April 29, 2014, another 501,305 shares of Common Stock at $0.30 each were issued to another nine shareholders with proceed of $150,392. On June 30, 2014, another 21,500 shares of Common Stock at S0.30 each were issued to one shareholder with proceed of $6,450. Further 7,125,000 shares of Common Stock at $0.35 each were issued to another twelve shareholders on August 30, 2014, with proceed of $2,493,750. As at August 31, 2014, there was $3,092,458 in total of proceed not yet received from the shareholders.

Subsequent to the year ended August 31, 2014, 75,000 shares of Common Stock were issued to one shareholder for services rendered; 58,600 shares of Common Stock at $.070 each were issued to one investor with proceeds of $41,020; 187,000 shares of Common Stock at $0.55 each were issued to two investors with proceeds of $102,850; 846,384 shares of Common Stock were issued to two shareholders for services rendered; and, 200,000 shares of Common Stock at $0.50 each were issued to four investors with proceeds of $100,000.

2.	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements are audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures for a fair presentation of these consolidated financial statements have been included. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.

The audited condensed consolidated financial statements include all accounts of the Company and its subsidiaries as disclosed in Note 1. All material inter-company balances and transactions have been eliminated.

As both the Company and its subsidiaries, ADGS Hong Kong and ADGS Tax are under common control, the financial statements of the Company have been presented as if the receipt of assets and liabilities of the subsidiaries at their net carrying amount been entered into as of March 1, 2011 in accordance with ASC 805-50-15-6. Accordingly, financial information related to prior periods are the assets and liabilities of the Company’s operating subsidiaries.

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

	August 31, 2014	August 31, 2013

Balance sheet items, except for equity accounts	HK$7.7501=$1	HK$7.7525=$1

Items in statements of income and cash flows	HK$7.7541=$1	HK$7.7554=$1

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

(iii)	The Company recognizes the management fee income when service is provided. Services include providing administration support service or accounting service to companies.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

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

The Group considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Substantially all of the cash deposits of the Group are held with financial institutions located in the Hong Kong, PRC. Management believes these financial institutions are of high credit quality. The group held no cash equivalents at August 31, 2014.

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

Other receivables and advance to a third parties

Other receivables represent non-trade receivables from non-related third parties, and are recognized initially at fair value.

Advance to third parties are recorded as loan advances to non-related third parties for a potential investment opportunity. Outstanding balances are reviewed for collectability.

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

The estimated useful lives of the assets are as follows:

Estimated Life
Property held for sale and used	Over the unexpired term of the lease
Leasehold improvement	5 years
Furniture and fixtures	5 years
Office equipment	5 years
Motor vehicles	5 years

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Other investment

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

When a cost method Investee company initially qualifies for use of the equity method, the Company’s carrying value is adjusted for the Company’s share of the past results of the Investee’s operations. Therefore, prior losses could significantly decrease the Company’s carrying value in that Investee company at that time.

Other investment represents a 2% holding of ordinary shares of a company incorporated in Hong Kong. The Company acquired the other investment which is initially measured at cost (i.e., the purchase price). The other investment is subsequently carried at cost less accumulated impairment losses. When investment is retired or disposed of, the cost and accumulated impairment losses are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

The Company follows Subtopic 325-20 of the FASB Accounting Standards Codification to account for its ownership interest in non-controlled entities, particularly foreign. Under ASC 325-20, investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the investee subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

The Group recognizes interest and penalty related to income tax matters as income tax expense. For the years ended August 31, 2014 and 2013, there was no penalty or interest recognized as income tax expenses.

Employee benefits

i)

Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Group. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)

Contributions to appropriate local contribution retirement schemes pursuant to the relevant labor rules and regulations in Hong Kong which are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Group incurred $30,388 and $24,614 for the years ended August 31, 2014 and 2013 respectively.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Fair value measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU 2010-06” “Fair Value Measurements and Disclosures”. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company adopted the amended fair value disclosures guidance on January 1, 2012. As of August 31, 2014 and 2013, none of the Company’s financial assets or liabilities was measured at fair value on a recurring basis. As of August 31, 2014 and 2013, none of the Company’s non-financial assets or liabilities was measured at fair value on a nonrecurring basis.

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

3.	BUSINESS SEGMENTS

The Company has four (4) reportable business segments: accounting and corporate services, corporate restructuring and insolvency, multi-disciplinary advisory and corporate and other income. The Company evaluates performance based on net operating profit. Administrative functions are centralized however, where applicable, portions of the administrative function expenses are allocated between the operating segments. In the event any services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The administrative expenses are captured discretely within each segment. The Company’s property and equipment, and accounts receivable are captured and reported discretely within each operating segment.

The following tables show the operations of the Company’s reportable segments:

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Year ended August 31, 2014
Segment revenue
Revenue from external Customer	$1,967,267	$165,327	$4,026,090	$-	$6,158,684
Direct cost of revenue	(840,190)	(354,504)	(1,788,885)	(1,864)	(2,985,443)
Administrative expense	(427,234)	(35,848)	(874,531)	-	(1,337,613)
Gross profit/(loss)	699,843	(225,025)	1,362,674	(1,864)	1,835,628

Other income	5,429	523	12,725	-	18,677
Finance cost	(39,734)	(3,771)	(91,904)	-	(135,409)
Income/(loss) before income taxes	665,538	(228,273)	1,283,495	(1,864)	1,718,896
Income tax	(130,868)	(10,941)	(266,210)	-	(408,019)
Net income/(loss)	$534,670	$(239,214)	$1,017,285	$(1,864)	$1,310,877

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$1,415,135	$131,968	$3,263,932	$3,983,527	$8,794,562

Total liabilities	$1,719,123	$63,382	$3,974,039	$1,440,617	$7,197,161

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

3.	BUSINESS SEGMENTS (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Year ended August 31, 2013
Segment revenue
Revenue from external customer	$1,541,120	$709,828	$937,936	$9,276	$3,198,160
Direct cost of revenue	(675,169)	(378,005)	(372,004)	(500)	(1,425,678)
Administrative expense	(491,381)	(150,594)	(198,989)	(1,968)	(842,932)
Gross profit	374,570	181,229	366,943	6,808	929,550

Other income	2,494	-	-	-	2,494
Finance cost	(74,359)	(34,522)	(45,615)	(451)	(154,947)

Income before income taxes	302,705	146,707	321,328	6,357	777,097
Income tax	(85,500)	(28,615)	(37,811)	(374)	(152,300)
Net income/(loss)	$217,205	$(118,092)	$283,517	$5,983	$624,797

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi-Disciplinary Advisory	Corporate & Other Income	Total
Total assets	$2,086,481	$968,673	$26,257	$1,684,466	$4,765,877

Total liabilities	$1,653,593	$767,700	$934,302	$1,489,130	$4,844,725

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

4.	ACQUISITION OF SUBSIDIARY, T H STRATEGIC MANAGEMENT LIMITED

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

The following table summarizes the estimated fair values of tangible assets acquired and liabilities assumed as of the date of the Merger:

Assets/ (liabilities)
Cash	$16,189
Account receivables	89,685
Accruals and other payables	(17,544)
Tax payables	(25,469)
Due to a related party	(22,504)
Intangible asset	322,477
Goodwill	153,128
Consideration	$515,962

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

The following is a summary of revenues, expenses and net income of T H Strategic since the effective acquisition date (October 20, 2013) included in the consolidated results of operations for the Company during the year ended August 31, 2014:

Revenue	$293,804
Expenses	(158,696)
Net income attributable to T H Strategic	$135,108

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

4.	ACQUISITION OF SUBSIDIARY, T H STRATEGIC MANAGEMENT LIMITED (…./Cont’d)

The following pro forma consolidated statements of operations have been prepared assuming that the acquisition of T H Strategic occurred on September 1 of each of the years presented.

	Pro Forma Consolidated For the year ended August 31,
	2014	2013

Revenue	$325,492	$369,108
Expenses	(153,679)	(225,156)
Pro Forma Net Income Attributable To Ordinary Shareholders	$171,813	$143,952

Pro Forma Net Income Per Share
Basic	$0.007	$0.012
Diluted	$0.007	$0.012

Weighted average shares outstanding
Basic	26,342,404	12,252,562
Diluted	26,342,404	12,252,562

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

5.	ACQUISITION OF SUBSIDIARY, MOTION TECH DEVELOPMENT LIMITED

In August 2013, the Company acquired 100% shareholding of Motion Tech Development Limited, incorporated British Virgin Islands, for net purchase consideration of about US$1,909,653 (approximately HK$14.8 million). Motion Tech is a property holding company. The value of Motion Tech as at August 29, 2013 was $1,909,653 and was allocated as follows:

Property and equipment	$1,909,653
Total assets acquired	$1,909,653

The following pro forma consolidated statements of operations have been prepared assuming that the acquisition of Motion Tech occurred on September 1 of each of the years presented.

	Pro Forma Consolidated For the year ended August 31,
	2014	2013

Revenue	$-	$-
Expenses	(77,572)	(851)
Pro Forma Net Loss Attributable To Ordinary Shareholders	$(77,572)	$(851)

Pro Forma Net Loss Per Share
Basic	$(0.003)	$-
Diluted	$(0.003)	$-

Weighted average shares outstanding
Basic	26,342,404	12,252,562
Diluted	26,342,404	12,252,562

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

6.	CASH

Cash represents cash in bank and cash on hand. Cash as of August 31, 2014 and 2013 consists of the following:

	August 31,	August 31,
	2014	2013

Bank balances and cash	$95,811	$164,314

All cash was maintained in Hong Kong, PRC. In Hong Kong, there are no rules or regulations mandating an obligatory insurance of bank accounts. Management believes these financial institutions are of high credit quality.

7.	RESTRICTED CASH

At August 31, 2014 and 2013, $258,968 and $129,312 of cash respectively was restricted and deposited in a bank as security for installment loans payable to the bank.

8.	DUE FROM/(TO) A RELATED PARTY

The amounts due from Tong Wing Shan Michelle, Chief Financial Officer of the Company (“CFO”) are interest free, unsecured and repayable on demand. The Advances to the CFO were funded by Group bank loans. These bank loans were secured by real property owned by the CFO. The activity for such amounts due to the CFO for the years ended August 31, 2014 and 2013 is as follows:

Year Ended August 31, 2014

Balance due at September 1, 2013	$418,658
Amount repaid during the year	(418,658)
Repayment of loan from a related party	(105,690)
Amount advanced during the year	(557,451)
Foreign currency translation adjustment	130
Balance due at August 31, 2014	$(663,011)

Year Ended August 31, 2013

Balance due at September 1, 2012	$241,036
Amount advanced during the year	4,831,702
Amount repaid during the year	(4,655,559)
Foreign currency translation adjustment	1,479
Balance due at August 31, 2013	$418,658

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

9.	ADVANCE TO THIRD PARTIES

The advance to third parties represents advances made to three unrelated parties. One of advances is interest bearing at 3.5% per annum and shall be repayable within one year with fixed terms of repayment schedule. One of advances is interest free, unsecured and shall be repayable within one year with fixed terms of repayment schedule. Another one is interest free, unsecured and repayable on demand, and shall be repayable within one year.

10.	LOAN FROM A RELATED PARTY

The amount of the loan from Tong Wing Shan Michelle, the Company’s CFO, is interest free, unsecured and is due and payable on August 30, 2017. A partial repayment was made by the Company in the fiscal year of 2014.

11.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	August 31,	August 31,
	2014	2013

Property held for sale and used	$1,909,062	$1,909,062
Leasehold improvement	134,613	85,345
Furniture and fixtures	5,632	5,632
Office equipment	6,730	6,730
Motor vehicle	90,344	145,407
	2,146,381	2,152,176
Less: Accumulated depreciation	(146,836)	(63,486)
	$1,999,545	$2,088,690

Depreciation expense included in general and administrative expenses for the years ended August 31, 2014 and 2013 amounted to $110,654 and $50,475, respectively.

The residential property held for sale and used held by Motion Tech is collateral for a banking facility with a maximum amount of $2,063,850 (HK$16 million).

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

12.	ASSETS HELD UNDER CAPITAL LEASES

The Group leases a motor vehicle that is classified as capital lease. The cost of the motor vehicle under capital leases is included in the Balance Sheets as property and equipment and was $31,076 (net of accumulated depreciation) at August 31, 2014. Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of August 31, 2014, are as follows:

Amount
Year ending August 31,
2015	$11,676
2016	11,676
2017	9,730
2018	-
Thereafter	-
Total minimum lease payment	33,082
Less: Imputed interest	(1,252)
Present value of net minimum lease payments	31,830
Less: Current maturities of capital leases obligations	(10,843)
Long-term capital leases obligations	$20,987

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

13.	INTANGIBLE ASSETS

Intangible assets consist of customer lists purchased from three unrelated parties pursuant to the agreements dated June 21, 2005, April 28, 2011, September 30, 2013 and October 20, 2013.

Intangible assets as of August 31, 2014 and 2013 consist of the following:

	Client list 1	Client list 2	Client list 3	T H Strategic	Total
Amortized intangible assets:
Gross carrying amounts
Balance as of August 31, 2013	$1,025,667	$769,251	$-	$-	$1,794,918
Acquisition	-	-	154,789	322,477	477,266
Balance as of August 31, 2014	1,025,667	769,251	154,789	322,477	2,272,184

Accumulated amortization
Balance as of August 31, 2013	821,129	179,949	-	-	1,001,078
Amortization expenses	103,171	77,378	14,186	28,211	222,946
Balance as of August 31, 2014	924,300	257,327	14,186	28,211	1,224,024

Total amortized intangible assets	$101,367	$511,924	$140,603	$294,266	$1,048,160

The intangible assets are amortized using the straight line method over a period of 10 years. Amortization expenses for the years ended August 31, 2014 and 2013 are $222,946 and $180,519 respectively. The future amortization as of August 31, 2014 will be as follows:

Amount
Year ending August 31,
2015	$226,527
2016	125,160
2017	125,160
2018	125,160
2019	125,160
Thereafter	320,993
$1,048,160

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

14.	OTHER INVESTMENT

On August 20, 2014, the Company acquired 2% of the issued and outstanding capital stock of Elite Global Group Limited (incorporated in Hong Kong) (“Elite Global”) from one of the then two shareholders of Elite Global for the sum of approximately $2,000,000 (HK $15,000,000) payable by the transfer of certain receivables due to a subsidiary of the Company. Elite Global has entered into a Preliminary Development Agreement with Viacom Media Networks to construct and establish a new entertainment theme park in the PRC. Elite Global is expected to submit a development plan for Viacom’s approval and then obtain a license to operate the theme park. The Company is not aware of the proposed timeframe for completion of the foregoing. In addition, Elite Global is a party to a Joint Venture Agreement with Simson Giftware which operates and manufactures merchandise for theme stores in Taiwan and Hong Kong.

Pursuant to the agreement with the seller of the shares, the Company retains the right to request the seller to buy back all or part of the shares purchased at $2,000,000 or such proportionate amount, if any, after August 20, 2015.

15.	DEPOSIT PAID FOR ACQUISITION OF A CLIENT LIST

Amount represents a deposit paid for acquisition of a client list from two parties, one of whom is a shareholder of the Company who holds 21,500 shares of common stock which represents less than 1.0% of the total outstanding shares of common stock of the Company. It is in the board of directors’ view that this is not a related party transaction. In consideration for the acquisition of the customer list, the Company has agreed to pay the seller the sum of $1,500,000 (approximately HK$12 million) and 5,000,000 shares of the common stock of the Company. Such amount is to be paid as follows: (i) $258,000 (approximately HK$2 million) upon signing of the Purchase Agreement which amount has been paid, (ii) $387,000 (approximately HK$3 million) on or before March 30, 2015, and (iii) the balance of the purchase price of $903,000 (approximately HK$7 million) in 18 monthly installments commencing one month after closing. The shares of common stock are to be issued at closing.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

16.	INCOME TAXES

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

The Company’s subsidiary, ADGS Advisory Limited, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $365,805 and $152,300 has been made for the years ended August 31, 2014 and 2013, respectively.

The Company’s subsidiary, ADGS Tax Advisory Limited, is domiciled in Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the years ended August 31, 2014 and 2013.

The Company’s subsidiary, Vantage Advisory Limited, is domiciled in Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary sustained tax losses for the years ended August 31, 2014 and 2013.

The Company’s subsidiary, Motion Tech is domiciled in the British Virgin Islands, the law of which does not require the company to pay any income taxes or other taxes based on income, business activity or assets.

The Company’s subsidiary, T H Strategic acquired on October 20, 2013, is domiciled in Hong Kong, and a provision for Hong Kong profits tax in the amount of $24,934 has been made for the year ended August 31, 2014.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

16.	INCOME TAXES (…../Cont’d)

The Company's income tax for the years ended August 31, 2014 and 2013 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	Year ended August 31,
	2014	2013
Income before tax	$1,747,107	$777,097

Expected Hong Kong income tax expense at statutory tax rate of 16.5%	$288,273	$128,221
Tax effect of expenses not deductible for tax purpose	138,484	-
Tax effect of income not taxable for tax purpose	(6,193)	-
Tax effect of tax losses not recognised	(28,836)	-
Tax concession	(426)	(213)
Tax effect of temporary differences not recognised	16,910	24,292
Utilization of tax losses	(193)	-
Actual income tax expense	$408,019	$152,300

The Company is not aware of any income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which the Company and are subject include fiscal years 1998 through 2013. The Company is not aware of any unrecorded tax liabilities which would impact the Company’s financial position or its result of operations as of August 31, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31, 2014	August 31, 2013
Deferred tax (asset) / liability:
Difference between book and tax depreciation	$(2,836)	$2,340

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other major temporary differences that give rise to the deferred tax assets and liabilities are net operating losses carry forwards. As the amounts are immaterial as of August 31, 2014 and August 31, 2013, no deferred taxes have been provided for in the accounts.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

17.	BANK LOANS

The details of the bank loans outstanding as of August 31, 2014 are as follows:

	Outstanding loan amount	Current annualized interest rate
Name of bank			Nature of loans	Term of loans	Collateral

Hang Seng Bank ("HSB")	US$97,522 (HK$755,806)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd (“HC”)	US$65,449 (HK$507,232)	HC annual rate of 8.57% effective	Term loan	April 11, 2014 to 12 April 2015	Personal guarantee from related party and third party

DBS	US$1,164,401 (HK$9,024,220)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

Bank of East Asia (“BEA”)	US$24,597 (HK$190,629)	BEA monthly rate of 0.6%	Term loan	February 20, 2014 to July 20, 2015	Personal guarantee from related party

Hang Seng Bank (“HSB”)	US$638,748 (HK$4,950,359)	HSB annual rate of 2.2%	Term loan	May 16, 2014 to May 16, 2034	Property and personal guarantee from related party

Hang Seng Bank (“HSB”)	US$497,689 (HK$3,857,143)	HSB annual rate of 3.7%	Term loan	May 16, 2014 to May 15, 2021	Property and personal guarantee from related party

Shanghai Commercial Bank (“SCB”)	US$614,290 (HK$4,760,808)	SCB annual rate of 3%	Term loan	July 9, 2014 to July 9, 2034	Property and personal guarantee from related party

Shanghai Commercial Bank (“SCB”)	US$489,782 (HK$3,795,863)	SCB annual rate of 6.25%	Term loan	June 9, 2014 to June 8, 2017	Property and personal guarantee from related party

DBS	US$516,122 (HK$4,000,000)	DBS annual rate of 3.0714%	Term loan	August 8, 2014 to August 8, 2019	Property and personal guarantee from related party

Hitachi Capital (HK) Ltd (“HC”)	US$18,139 (HK$140,574)	HC annual rate of 8.56%	Term loan	January 27, 2014 to September 27, 2015	Personal guarantee from related party and third party
$ 4,126,739

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

17.	BANK LOANS (…../Cont’d)

The details of the bank loans outstanding as of August 31, 2013 are as follows:

	Outstanding loan amount	Current annualized interest rate
Name of bank			Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank ("SCB")	US$943,651 (HK$7,315,652)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank ("HSB")	US$136,863 (HK$1,061,028)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd ("HC")	US$5,573 (HK$43,204)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,200,698 (HK$9,308,419)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party
$ 2,286,785

Interest expenses for the years ended August 31, 2014 and 2013 are $78,660 and $127,101 respectively.

Bank loans repayment schedule is as follows:

	August 31, 2014	August 31, 2013
Year ending August 31,
2015	$569,425	$107,548
2016	481,843	114,303
2017	432,570	118,253
2018	273,712	90,382
2019	279,430	79,363
Thereafter	2,089,759	1,776,936
	$4,126,739	$2,286,785

The bank loans as outlined in the aforementioned tables are secured by related parties' and third parties' properties and personal guarantees.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

18.	DEFERRED REVENUE

	August 31, 2014	August 31, 2013

Deferred revenue – current portion	$145,159	$145,114
Deferred revenue – net of current portion	290,319	435,343
	$435,478	$580,457

The Company has an agreement with a third party for consultancy services with a fixed fee and term of four years, renewable upon expiration. Deferred revenue to be recognized in next fiscal year (2015) is classified as current liabilities with the remaining balance classified as a non-current liabilities.

The total future revenue under such non-cancellable agreement with respect to consultancy service income as of August 31, 2014 is as follows:

Year Ending August 31,	Revenue
2015	$145,159
2016	145,159
2017	145,160
Thereafter	-
$435,478

19.	EQUITY-METHOD INVESTMENT

The Company owns a 30% equity interest of Dynamic Golden Limited (“Dynamic”), a Hong Kong incorporated company with limited liability and Dynamic is a property holding company. The other shareholder of Dynamic (70% ownership of Dynamic), Tong Wing Yee Betty is a principal shareholder of the Company and the sister of the CFO of the Company, Tong Wing Shan Michelle. Dynamic has received no income since it acquired the property in 2008. The property was recorded at cost at about $1.46 million and depreciation was charged over its unexpired term of lease. The property has been used to secure a bank loan granted to ADGS Hong Kong with an outstanding balance of $1,164,401 as of August 31, 2014.

20.	SUBSCRIPTION RECEIVABLE

As of August 31, 2014, there is a subscription receivable of $3,092,458. Of such amount, $64,515 (approximately HK$500,000) has been received subsequent to August 31, 2014 and prior to the issuance of this report.

21.	STOCKHOLDERS’ EQUITY

As of August 31, 2014, the Company has authorized common stock of 50,000,000 shares at $0.0001 par value per share, and issued and outstanding common stock of 35,337,805 shares at $0.0001 par value per share. Furthermore, the Company has authorized preferred stock of 2,000,000 shares at $0.0001 par value per share, of which none have been issued to date.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

22.	CONCENTRATIONS OF RISK

The Group's credit risk is somewhat limited due to a relatively large customer base. During the years ended August 31, 2014 and 2013, the Group had one customer, which accounted for 15% of total revenue and 35% of total accounts receivable at August 31, 2014 and had no customer which accounted for more than 10% total revenue at August 31, 2013.

23.	RELATED PARTY TRANSACTIONS

Significant related party transactions were as follows.

	Year ended August 31,
	2014	2013
Revenue:
Accounting & corporate services	$450,671	$-
Multi-disciplinary Advisory	252,326	-

	$702,997	$-
Direct cost of revenue:-
Accounting & corporate services	$41,574	$107,534
Corporate restructuring & insolvency	129,455	-

	$171,029	$107,534

The balances associated with accounting & corporate services and corporate restructuring & insolvency primarily represent revenue and direct cost of revenue, which were the fees or expense charged by the Company's Chief Operating Officer and related parties as they are license holders of insolvency to execute the liquidation for the years ended August 31, 2014 and 2013.

See Notes 8 and 10 for discussion of advances to and from related parties.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

24.	EQUITY COMPENSATION PLANS

On August 28, 2014, the Company’s Board of Directors approved and adopted the ADGS Advisory, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), subject to the approval by the stockholders to the extent required under Section 422 or 424 of the U.S. Internal Revenue Code or any other applicable laws, and authorized the Company to issue up to 7,500,000 shares of the Company Common Stock under the 2014 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Holders of shares representing a majority of the voting securities of the Company have given their written consent to the approval of the 2014 Plan. The purpose of the 2014 Plan is to provide officers, other employees and directors of, and consultants and advisors to, the Company and the Company’s subsidiaries an incentive to (a) enter into and remain in the Company’s service or that of the Company’s subsidiaries, (b) enhance the Company’s long term performance and that of the Company’s subsidiaries, and (c) acquire a proprietary interest in the Company. Under the 2014 Plan, the Company will have the right to issue stock options, restricted stock, restricted stock units and other stock awards.

The Compensation Committee or another committee of the Company’s Board of Directors (or if there is no committee, the Board of Directors itself) will administer the 2014 Plan. Subject to the express limitations of the 2014 Plan, the Compensation Committee shall have authority in its discretion to determine the eligible persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions affecting an award, the duration of the award, and all other terms of the award.

To date, no awards have been granted under the 2014 Plan.

Information regarding equity compensations plans is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	7,500,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	7,500,000

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

25.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies

(a)

In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising within the normal course of businesses that relate to a wide range of matters. The Group records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, evidence and the specifics of each matter. The Group has not recognized a provision for claims or contingencies as of August 31, 2014 and August 31, 2013.

(b)

Rental expense amounted to $168,077 and $156,841 for the years ended August 31, 2014 and 2013 respectively. After the year end August 31, 2014, the Company has entered a written tenancy agreement which located in Hong Kong. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of August 31, 2014 are payable as follows:

Year Ending August 31,	Rental
2015	$473,300
2016	411,358
2017	411,358
2018	34,280
2019	-
Over five years	-
$1,330,296

(c)

On July 30, 2014, the Company entered into an agreement to acquire a client customer base from a third party for consideration of approximately $1,548,367 (equivalent to HK$12 million) plus 5,000,000 shares of the Company’s common stock. The consideration is payable as follows: (i) a first installment of $258,061 (equivalent to HK $2 million) which was paid upon signing of the Agreement, (ii) a second installment of $387,092 (equivalent to HK$3 million), and a remaining balance payable in eighteen monthly installments of $50,322 (equivalent to HK$390,000 each) commencing one month after closing. The closing is expected to occur on or before March 30, 2015. The total future installments with respect to the agreement are payable as follows:

Year Ending August 31,	Rental
2015	$638,701
2016	603,863
2017	47,742
2018	-
2019	-
Over five years	-
$1,290,306

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

25.	COMMITMENTS AND CONTINGENCIES (…../Cont’d)

Economic and political risks

(a)

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

26.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of August 31, 2014 there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

	August 31, 2014	August 31, 2013
Assets

Investment in subsidiaries	$1,591,704	$194,164
Due from a related party	96,579	-

Total assets	$1,688,283	$194,164

Liabilities and stockholders' equity

Current liabilities
Accrued expenses	$90,882	$65,011
Due to a related party	-	50,305
Total current liabilities	90,882	115,316
Total liabilities	90,882	115,316
Total stockholders’ equity	1,597,401	78,848
Total liabilities and stockholders' equity	$1,688,283	$194,164

CONDENSED STATEMENT OF INCOME

	For the year ended August 31, 2014	For the year ended August 31, 2013
General and administrative expenses	$246,308	$64,987
Equity in income of subsidiaries	1,084,886	582,638
Net income	$1,331,194	$647,625

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

27.	Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. . The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

27.	Recently Issued Accounting Pronouncements (…/Cont’d)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

28.	SUBSEQUENT EVENTS

Subsequent to the year ended August 31, 2014, 1,366,984 shares of Common Stock were issued to ten shareholders in the aggregate which shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the U.S. Securities Act of 1933, as amended, and Regulation S thereunder. All investors represented and warranted that they were non-U.S. persons with the meaning of Regulation S.

As of August 31, 2014, there is subscription receivable of $3,092,458. Of such amount $64,515 (approximately HK$500,000) has been received subsequent to August 31, 2014 and prior to the issuance of this report.

See Note 26 for information on the agreement entered into on July 30, 2014 to acquire a client customer base from a third party for consideration of approximately about $1,548,367 (equivalent to HK$12 million) plus 5,000,000 shares of the Company’s common stock. The consideration is payable as follows: (i) a first installment of $258,061 (equivalent to HK $2 million) which was paid upon signing of the Agreement, (ii) a second installment of $387,092 (equivalent to HK$3 million), and a remaining balance payable in eighteen monthly installments of $50,322 (equivalent to HK$390,000 each) commencing one month after closing. The closing is expected to occur on or before March 30, 2015. Subsequent to the year ended August 31, 2014, and in January 2015, the Company paid half of the second installment.

