Form 10-Q
period 2014-11-30
ADGS Advisory, Inc.
filed 2021-05-03
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to _______

Commission file number 001-34274

ADGS ADVISORY, INC .

(Exact name of Registrant as Specified in its Charter)

Delaware	42-1743717
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Units 2611-13A, 26/F 113 Argyle Street, Mongkok Kowloon, Hong Kong, SAR	N/A
(Address of principal executive offices)	(Zip Code)

(852) 2374-0002

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.0001 par value per share; 1,484,843,869 outstanding as of April 22, 2021.

ADGS ADVISORY, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADGS ADVISORY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014 (UNAUDITED)

ADGS ADVISORY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2013 (UNAUDITED)

ADGS ADVISORY INC.

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2014	2014

ASSETS
Current assets
Cash	$-	$95,811
Restricted cash	-	258,968
Accounts receivable	-	1,461,876
Advance to third parties	-	841,803
Other receivables and prepaid expenses	-	290,617
Total current assets	-	2,949,075
Non-current assets
Property and equipment, net	-	1,999,545
Equity-method investment	-	357,870
Intangible assets	-	1,048,160
Other investment	-	1,935,459
Goodwill	-	153,128
Deposit paid for acquisition of a client list	-	258,061
Utility and other deposits	-	93,264
Total non-current assets	-	5,845,487
Total assets	$-	$8,794,562

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$253,738	$253,738
Assets held under capital lease	10,843	10,843
Accrued liabilities and other payables	411,044	411,044
Due to a related party	663,011	663,011
Deposit received	43,942	43,942
Deferred revenue	145,159	145,159
Income tax payable	586,111	586,111
Bank loans - current portion	569,425	569,425
Total current liabilities	2,683,273	2,683,273

Non-current liabilities
Assets held under capital lease, net of current portion	20,987	20,987
Deferred revenue, net of current portion	290,319	290,319
Bank loans, net of current portion	3,557,314	3,557,314
Loan from a related party	645,268	645,268
Total non-current liabilities	4,513,888	4,513,888
Total liabilities	7,197,161	7,197,161

Commitments and contingencies	-	-
Stockholders’ equity
authorized, none issued and outstanding Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 35,337,805 shares issued and outstanding as of August 31, 2014 and 25,000,000 shares issued and outstanding as of August 31, 2013	3,534	3,534
Subscription receivable	-	(3,092,458)
Additional paid in capital	3,454,057	3,454,057
Retained earnings (deficit)	(10,654,752)	1,399,062
Accumulated other comprehensive loss	-	(10,126)
Total ADGS Advisory, Inc. stockholders’ equity	(7,197,161)	1,754,069
Non-controlling interest	-	(156,668)
Total equity	(7,197,161)	1,597,401
Total liabilities and stockholders’ equity	$-	$8,794,562

The accompanying notes are an integral part of these financial statements.

ADGS ADVISORY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2014	2013

Revenue	$-	$1,126,764

Operating Expenses:
Direct cost of revenue		543,959
Administrative expenses	-	214,281
Total operating expenses	-	758,240
Income (loss) from operations	-	368,524
Other (income) expense
Other income		(34,788)
Loss on disposal of assets	12,053,814
Interest expense	-	28,284
Other (income) expense, net	12,053,814	(6,504)
Income (loss) before provision for income taxes	(12,053,814)	375,028
Tax Provision	-	13,349
Net (Loss)	$(12,053,814)	361,679

Basic and diluted earnings(loss) per common share	$(0.48)	$0.01

Weighted average number of shares outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

ADGS ADVISORY INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Paid in	Retained	Subcriptions Receivable,	Total Stockholders’
	Shares	Value	Capital	Earnings	net	Equity
Balance, August 31, 2013	25,000,000	$2,500	$(2,500)	$(72,926)	$-	$(72,926)

Net loss				361,679		361,679

Balance, November 30, 2013	25,000,000	$2,500	$(2,500)	$288,753	$-	$288,753
	Common Stock		Paid in	Retained	Subcriptions Receivable,	Total Stockholders’
	Shares	Value	Capital	Earnings	net	Equity
Balance, August 31, 2014	35,337,805	$3,534	$3,454,057	$1,399,062	$(3,259,252)	$1,597,401

Change in subscription receivable					3,259,252	3,259,252

Net loss				(12,053,814)		(12,053,814)

Balance, November 30, 2014	35,337,805	$3,534	$3,454,057	$(10,654,752)	$-	$(7,197,161)

ADGS ADVISORY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2014	2013

Cash flows from operating activities:
Net profit/(loss)	$(12,053,814)	$361,679
	(12,053,814)	361,679

Adjustments to reconcile net profit/(loss) to net cash provided by operating activities:
Loss on disposal of assets	12,053,814
Depreciation of property and equipment	-	25,818
Equity in loss of equity-method investment	-	2,728
Amortization of intangible assets	-	49,013
Changes in assets and liabilities:
Utility and other deposits	-	(32,323)
Accounts receivable	-	(61,483)
Other receivables	-	(57,913)
Prepaid expenses	-	-
Income tax payable	-	13,349
Accrued liabilities	-	(35,081)
Deferred revenue	-	(36,276)
Net cash provided by operating activities	-	229,511

Cash flows from investing activities:
Acquisition of an intangible asset, net of cash acquired	-	(38,705)
Acquisition of subsidiary, net of cash acquired	-	(112,826)
Cash paid for property and equipment	-	(18,071)
Net cash used in investing activities	-	(169,602)

Cash flows from financing activities:

Repayment of advances made and expenses paid on behalf of a
related party	-	209,601
Proceeds from bank loans and bank overdraft	-	-
Repayment of bank loans	-	(30,641)
Net increase in restricted cash	-	(292)
Net increase in bank overdraft	-	74,398
Repayment of capital lease obligations	-	(5,846)
Net cash provided by / (used in) financing activities		247,220

Net increase in cash	-	307,129
Effect on change of exchange rates on cash	-	182
Cash as of the beginning of the period	-	164,314
Cash as of the end of period	$-	$471,625
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Bank loan interest paid	$-	$14,663
Capital lease interest	$-	$990

The accompanying notes are an integral part of these financial statements.

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of business and organization

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

The Company has been dormant since it filed its Form 10-K on February 12, 2015 for period ended August 31, 2014. For financial statement purposes, on subsequent filings, all assets on the Company’s balance sheet as of August 31, 2014 were considered disposed of or written down; and all liabilities remained on the Company’s balance sheet. Therefore, as result the Company’s auditors have disclaimed the unaudited interim financial statements included in this Report.

With the exception of the Going Concern footnote, the footnotes to the financial statements have not been updated and all assets accounts are considered to have a zero balance, and all liability account balances as of August 31, 2014 remain unchanged as of the date of this Report.

2.	Summary of significant accounting policies

Basis of presentation

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements.

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

Going concern

The accompanying consolidated financial statements are presented on a going concern basis. The Company has a working capital deficit of $7,197,161 at November 30, 2014. Management plans to continue its efforts to raise funds through debt or equity in the near future and improve its profitability to sustain its operations.

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

Comprehensive income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not included in the determination of net income, but rather are reported as a separate component of stockholders’ equity. The Group reports foreign currency translation adjustments and unrealized gains and losses on investments (those which are considered temporary) as components of comprehensive income.

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

Income taxes

The Group accounts for income taxes under FASB ASC Topic 740 “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

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

The Group’s financial instruments consist principally of cash, accounts receivable, accounts payable, bank loans, and accrued liabilities. Pursuant to ASC 820, the fair value of the Group’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Group believes that the carrying amounts of all of the Group’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The following tables set forth the Company’s four main segments:

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi- Disciplinary Advisory	Corporate & Other Income	Total
Three months ended November 30, 2013
Segment revenue
Revenue from external customer	$279,642	$24,524	$822,598	$-	$1,126,764
Cost of sales	(167,697)	(27,804)	(348,458)	-	(543,959)
Administrative expense	(53,180)	(4,664)	(156,437)	-	(214,281)
Gross (profit) / loss	58,765	(7,944)	317,703	-	368,524

Other income	8,634	757	25,397	-	34,788
Finance cost	(7,019)	(616)	(20,649)	-	(28,284)

Income before income taxes	60,380	(7,803)	322,451	-	375,028
Income tax	(3,313)	(291)	(9,745)	-	(13,349)
Net income	$57,067	$(8,094)	$312,706	$-	$361,679

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi- Disciplinary Advisory	Corporate & Other Income	Total

Total assets	$1,234,312	$99,433	$2,838,623	$1,509,591	$5,681,959

Total liabilities	$895,340	$73,788	$2,696,894	$1,727,184	$5,393,206

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

3.	BUSINESS SEGMENTS (…../Cont’d)

A)	Business segment reporting - by product (…../Cont’d)

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi- Disciplinary Advisory	Corporate & Other Income	Total
Three months ended November 30, 2012
Segment revenue
Revenue from external customer	$286,549	$248,287	$74,763	$-	$609,599
Cost of sales	(153,016)	(159,933)	(50,482)	-	(363,431)
Administrative expense	(98,905)	(85,699)	(25,805)	-	(210,409)
Gross profit/(loss)	34,628	2,655	(1,524)	-	35,759

Other income	-	-	-	-	-
Finance cost	(13,833)	(11,985)	(3,609)	-	(29,427)

Income/(loss) before income taxes	20,795	(9,330)	(5,133)	-	6,332
Income tax	-	-	-	-	-
Net income/(loss)	$20,795	$(9,330)	$(5,133)	$-	$6,332

	Accounting & Corporate Services	Corporate Restructuring & Insolvency	Multi- Disciplinary Advisory	Inter-group Re-allocation	Corporate & Other Income	Total

Total assets	$1,905,154	$1,650,765	$780,130	$(879,109)	$-	$3,456,940

Total liabilities	$1,947,899	$1,687,802	$1,387,332	$(879,109)	$-	$4,143,924

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

4.	ACQUISITION OF SUBSIDIARY

Almonds Kisses Limited (“Almonds Kisses”), a wholly owned subsidiary of ADGS Advisory Inc. (the “Company”) entered into a purchase and sale agreement (the “Purchase Agreement”) dated October 20, 2013 which was previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2013. Pursuant to the Purchase Agreement, the Company agreed to purchase all shares of T H Strategic Management Limited (“T H Strategic”), a Hong Kong, People’s Republic of China incorporated company (the “Acquisition”) for purchase consideration of approximately $516,000 (HK$4 million). T H Strategic Management Limited is engaged in providing accounting, taxation, company secretarial and consultancy services.

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

As of November 30, 2013 and August 31, 2013 the Group’s cash amounting to $129,604 and $129,312 respectively, were restricted and deposited in a bank as security for installment loans payable to the bank.

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

The Company’s income tax for the three months ended November 30, 2013 and 2012 can be reconciled to the income before income tax expenses in the statement of operations as follows:

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

ADGS ADVISORY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

13.	BANK LOANS

The details of the bank loans outstanding as of November 30, 2013 (unaudited) are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank (“SCB”)	US$936,258 (HK$7,258,338)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank (“HSB”)	US$125,664 (HK$974,208)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd (“HC”)	US$2,539 (HK$19,688)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,191,681 (HK$9,238,510)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

$2,256,142

The details of the bank loans outstanding as of August 31, 2013 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank (“SCB”)	US$943,651 (HK$7, 315,652)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank (“HSB”)	US$136,863 (HK$1,061,028)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd (“HC”)	US$5,573 (HK$43,204)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,200,698 (HK$9,308,419)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

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

The bank loans as outlined in the aforementioned tables are secured by the directors’ and third parties’ properties and personal guarantees.

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

The Group’s credit risk is somewhat limited due to a relatively large customer base. During the three months ended November 30, 2013 and the year ended August 31, 2013, the Group had no customer which accounted for 10% or more of total revenue or 10% or more of total accounts receivable.

16.	RELATED PARTY TRANSACTIONS

Significant operating expenses arising from transaction with a related company was as follows.

	For the three months ended November 30, 2013	For the three months ended November 30, 2012

Sub-contracting fee	24,935	107,534

These balances primarily represent sub-contracting fees included as part of the cost of revenues to the Company’s Chief Operating Officer and a company controlled by one of the Company’s directors for the three months ended November 2013 and 2012.

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

Among other risks, the Group’s operations are subject to the risks of restrictions on: changing taxation policies; and political conditions and governmental regulations.

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

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc.

(formerly Life Nutrition Products, Inc.),

a Delaware corporation

ê 100%

Almonds Kisses Limited (BVI), a British Virgin Islands company

ê 100%	ê 100%	ê 100%	ê 100%	ê 30%

ADGS Advisory Limited	Vantage Advisory Limited,	TH Strategic Management Limited,	Motion Tech Development	Dynamic Golden Limited,
a Hong Kong corporation	a Hong Kong corporation	a Hong Kong corporation	Limited, a British Virgin Islands company	a Hong Kong corporation

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

Among other risks, the Company’s operations are subject to the risks of restrictions on: changing taxation policies; and political conditions and governmental regulations.

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

Contractual Obligations

The following table sets forth information regarding the Company’s contractual payment obligations excluding the bank overdrafts of $0.8 million as of November 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk .

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures .

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

Item 1 . Legal Proceedings.

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 . Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5 . Other Information.

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

ADGS ADVISORY, INC.
(Registrant)

Dated: May 3, 2021	By:	/s/ Xuye Wu
Xuye Wu
Principal Executive and Accounting Officer