Form 10-Q
period 2015-02-28
ADGS Advisory, Inc.
filed 2021-05-03
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ADGS ADVISORY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FEBRUARY 28, 2015 (UNAUDITED)

ADGS ADVISORY INC.

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2015	2014
ASSETS
Current assets
Cash	$-	$95,811
Restricted cash	-	258,968
Accounts receivable	-	1,461,876
Advance to third parties	-	841,803
Other receivables and prepaid expenses	-	290,617
Total current assets	-	2,949,075
Non-current assets
Property and equipment, net	-	1,999,545
Equity-method investment	-	357,870
Intangible assets	-	1,048,160
Other investment	-	1,935,459
Goodwill	-	153,128
Deposit paid for acquisition of a client list	-	258,061
Utility and other deposits	-	93,264
Total non-current assets	-	5,845,487
Total assets	$-	$8,794,562

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$253,738	$253,738
Assets held under capital lease	10,843	10,843
Accrued liabilities and other payables	411,044	411,044
Due to a related party	663,011	663,011
Deposit received	43,942	43,942
Deferred revenue	145,159	145,159
Income tax payable	586,111	586,111
Bank loans - current portion	569,425	569,425
Total current liabilities	2,683,273	2,683,273

Non-current liabilities
Assets held under capital lease, net of current portion	20,987	20,987
Deferred revenue, net of current portion	290,319	290,319
Bank loans, net of current portion	3,557,314	3,557,314
Loan from a related party	645,268	645,268
Total non-current liabilities	4,513,888	4,513,888
Total liabilities	7,197,161	7,197,161

Commitments and contingencies	-	-
Stockholders’ equity
authorized, none issued and outstanding Common stock, $0.0001 par value per share, 50,000,000 shares authorized, 35,337,805 shares issued and outstanding as of August 31, 2014 and 25,000,000 shares issued and outstanding as of August 31, 2013	3,534	3,534
Subscription receivable	-	(3,092,458)
Additional paid in capital	3,454,057	3,454,057
Retained earnings (deficit)	(10,654,752)	1,399,062
Accumulated other comprehensive loss	-	(10,126)
Total ADGS Advisory, Inc. stockholders’ equity	(7,197,161)	1,754,069
Non-controlling interest	-	(156,668)
Total equity	(7,197,161)	1,597,401
Total liabilities and stockholders’ equity	$-	$8,794,562

The accompanying notes are an integral part of these financial statements.

ADGS ADVISORY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February	February	February	February
	2015	2014	2015	2014

Revenue	$-	$1,441,268	$-	$2,601,278

Operating Expenses:
Direct cost of revenue		586,401		1,131,827
Administrative expenses	-	388,920	-	601,734
Total operating expenses	-	975,321	-	1,733,561
Income (loss) from operations	-	465,947	-	867,717
Other (income) expense
Other income		(327)		(1,869)
Loss on disposal of assets			12,053,814	-
Interest expense	-	26,913	-	55,197
Other (income) expense, net	-	26,586	12,053,814	53,328
Income (loss) before provision for income taxes	-	439,361	(12,053,814)	814,389
Tax Provision	-	71,631	-	84,980
Net Income (Loss)	$-	367,730	$(12,053,814)	$729,409

Basic and diluted earnings(loss) per common share	$-	$0.01	$(0.48)	$0.03

Weighted average number of shares outstanding	25,000,000	25,000,000	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

ADGS ADVISORY INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Subcriptions	Total
	Common Stock		Paid in	Retained	Receivable,	Stockholders’
	Shares	Value	Capital	Earnings	net	Equity
Balance, August 31, 2013	25,000,000	$2,500	$(2,500)	$(72,926)	$-	$(72,926)

Net loss				361,679		361,679

Balance, November 30, 2013	25,000,000	$2,500	$(2,500)	$288,753	$-	$288,753

Net profit				363,078		363,078

Balance, February 28, 2014	25,000,000	$2,500	$(2,500)	$651,831	$-	$651,831

	Common Stock		Paid in	Retained	Subcriptions Receivable,	Total Stockholders’
	Shares	Value	Capital	Earnings	net	Equity
Balance, August 31, 2014	35,337,805	$3,534	$3,454,057	$1,399,062	$(3,259,252)	$1,597,401

Change in subscription receivable					3,259,252	3,259,252

Net loss				(12,053,814)		(12,053,814)

Balance, November 30, 2014	35,337,805	$3,534	$3,454,057	$(10,654,752)	$-	$(7,197,161)

Net loss				-

Balance, February 28, 2015	35,337,805	$3,534	$3,454,057	$(10,654,752)	$-	$(7,197,161)

ADGS ADVISORY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	February 28	February 28
	2015	2014

Cash flows from operating activities:
Net profit/(loss)	$-	$729,409
	-	729,409
Adjustments to reconcile net profit/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	-	53,431
Equity in loss of equity-method investment	-	5,455
Amortization of intangible assets	-	98,003
Changes in assets and liabilities:
Utility and other deposits	-	(32,315)
Accounts receivable	-	(49,038)
Other receivables	-	93,945
Prepaid expenses	-	64,051
Deposit received	-	2,870
Income tax payable	-	110,440
Accrued liabilities	-	(20,677)
Deferred revenue	-	(72,534)
Net cash provided by operating activities	-	983,040

Cash flows from investing activities:
Acquisition of an intangible asset, net of cash acquired	-	(116,104)
Acquisition of subsidiary, net of cash acquired	-	(475,605)
Cash paid for property and equipment	-	(18,066)
Net cash used in investing activities	-	(609,775)

Cash flows from financing activities:

Repayment of advances made and expenses paid on behalf of a related party	-	387,159
Receipt for shares issuable	-	154,988
Bank fixed deposit	-	(292)
Proceeds from bank loans	-	86,132
Repayment of bank loans	-	(75,325)
Repayment of capital lease	-	(11,754)
Net increase in bank overdraft	-	34,582
Repayment of capital lease obligations	-
Net cash provided by / (used in) financing activities		575,490

Net increase in cash	-	948,755
Effect on change of exchange rates on cash	-	(407)
Cash as of the beginning of the period	-	164,314
Cash as of the end of period	$-	$1,112,662
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Bank loan interest paid	$-	$27,840
Capital lease interest paid	$-	$1,915

The accompanying notes are an integral part of these financial statements.

ADGS ADVISORY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of business and organization

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

Going concern

The accompanying consolidated financial statements are presented on a going concern basis. Although the Company has a working capital surplus of $7,197,161 at February 28, 2015, management plans to continue its efforts to raise funds through debt or equity in the near future and increase its profitability to sustain its operations.

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

Fair value measurements

FASB ASC Topic 820, “Fair Value Measurement and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liab i lity in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Group. Unobservable inputs reflect the Group’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The Company has three (3) reportable business segments: providing accounting, taxation, company secretarial, consultancy services, and consultancy service for slope inspection . The Company evaluates performance based on net operating profit. Administrative functions are centralized however, where applicable, portions of the administrative function expenses are allocated between the operating segments. In the event any services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The administrative expenses are captured discretely within each segment. The Company’s property and equipment, and accounts receivable are captured and reported discretely within each operating segment.

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

ADGS ADVISORY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

12.	INCOME TAXES (…/Cont’d )

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

The Company’s income tax for the six months ended February 28, 2014 and 2013 can be reconciled to the income before income tax expenses in the statement of operations as follows:

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

ADGS ADVISORY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

13.	BANK LOANS

The details of the bank loans outstanding as of February 28, 2014 (unaudited) are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank (“SCB”)	US$930,270 (HK$7,219,643)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank (“HSB”)	US$117,276 (HK$910,153)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd (“HC”)	US$29,737 (HK$230,779)	HC annual rate of 2.14% flat	Term loan	January 27, 2014 to January 26, 2016	Personal guarantee from related party and third party

DBS	US$1,181,342 (HK$9,168,157)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

Bank of East Asia (“BEA”)	US$36,508 (HK$283,333)	BEA monthly rate of 0.6%	Term loan	February 20, 2014 to February 20, 2015	Personal guarantee from related party

$2,295,133

The details of the bank loans outstanding as of August 31, 2013 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

Shanghai Commercial Bank (“SCB”)	US$943,651 (HK$7,315,652)	SCB annual rate of 3%	Term loan	January 30, 2012 to December 31, 2035	Property and personal guarantee from related party and third party

Hang Seng Bank (“HSB”)	US$136,863 (HK$1,061,028)	HSB monthly rate of 0.38%	Term loan	June 27, 2012 to June 26, 2017	Property and personal guarantee from related party and third party

Hitachi Capital (HK) Ltd (“HC”)	US$5,573 (HK$43,204)	HC annual rate of 6.98%	Term loan	June 29, 2012 to November 25, 2013	Personal guarantee from related party

DBS	US$1,200,698 (HK$9,308,419)	DBS annual rate of 2.75%	Term loan	November 12, 2012 to 12 October, 2037	Property and personal guarantee from related party

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

These balances primarily represent revenue and direct cost of revenue, which transactions related to the Company’s Chief Operating Officer and related parties for the three and six months ended February 2014 and 2013.

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

The chart below presents our corporate structure as of the date of this report:

ADGS Advisory, Inc.

(formerly Life Nutrition Products, Inc.),

a Delaware corporation

ê 100%

Almonds Kisses Limited (BVI),

a British Virgin Islands company

ê 100%	ê 100%	ê 100%	ê 100%	ê 30%
ADGS Advisory Limited	Vantage Advisory Limited,	TH Strategic Management Limited,	Motion Tech Development	Dynamic Golden Limited,
a Hong Kong corporation	a Hong Kong corporation	a Hong Kong corporation	Limited, a British Virgin Islands	a Hong Kong
	corporation		company
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