Form 10-Q
period 2022-11-30
Quality Online Education Group Inc.
filed 2023-01-06
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54013

QUALITY ONLINE EDUCATION GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1743717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 1, 60 Riviera Dr. Markham, Ontario, Canada L3R 5M1

Phone: 647 776 8618

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

The number of shares outstanding of the issuer’s Common Stock as of January 6, 2023 was 1,760,903,032.

i

Part I

ITEM 1. Financial Statements

QUALITY ONLINE EDUCATION GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE QUARTER ENDED NOV 30, 2022

QUALITY ONLINE EDUCATION GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR QUARTER ENDED NOV 30, 2022

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF BALANCE SHEET

AS OF NOV 30, 2022

	UNAUDITED	AUDITED
	30-Nov-22	31-Aug-22
	US$	US$
Current Assets:
Cash	106,457	179,895
Account receivables	6,495	41,006
Other receivables	3,998	-
Prepayments and other current assets	9,821	-
Total current assets	126,771	220,901

Intangible assets	759,266	759,266
Property, plant and equipment, net	3,213	3,593
Total Assets	889,250	983,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	162,686	182,096
Receipt in advance	1,806,660	1,400,427
Third party loan payable	63,090	20,194
Assets acquisition payable	111,045	114,408
Due to related party	197,926	140,764
Accrued liabilities and other payable	108,222	16,460
Total current liabilities	2,449,629	1,874,349

Long-term loan
Long-term accounts payable	88,836	91,526
Total liabilities	2,538,465	1,965,875

Total Equity:
Share capital
Preferred shares, $0.0001 par value Issued and outstanding shares - 1,000,000	100	100
Common shares, $0.0001 par value Issued and outstanding shares - 1,751,403,669	171,119	170,969
Exchangeable shares, $0.0001 par value Issued and outstanding shares - 1,207,885,627	120,789	120,789
Additional paid in capital	7,652,022	7,622,202
Retained Earnings	(9,604,761)	(8,888,264)
Accumulated other comprehensive loss	11,516	(7,911)
Total stockholders’ equity	(1,649,215)	(982,115)

Total liabilities and stockholders’ equity	889,250	983,760

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR QUARTER ENDED NOV 30, 2022

	UNAUDITED	UNAUDITED
	Three Months Ended
	30-Nov-22	30-Nov-21
	US$	US$
Revenues	653,924	212,517
Total Revenues	653,924	212,517
Cost of Revenue	204,958	101,248
Total Cost of Revenues	204,958	101,248
Gross Profit (Loss)	448,966	111,269

Operating expenses:
Advertising & Marketing	11,338	29,703
Depreciation	379	1,191
Commission	185,086	-
Business consulting	834,457	1,806,984
Legal & Professional fees	50,143	36,824
General & Administrative expenses	39,360	18,653
Payroll & Benefits	44,700	20,289
Total operating expenses	1,165,463	1,913,644
Income from Operations	(716,497)	(1,802,375)

Income before income taxes	(716,497)	(1,802,375)

Provision for income taxes	-	-
Net Income (loss)	(716,497)	(1,802,375)
Foreign currency translation adjustment	-	-
Comprehensive income	(716,497)	(1,802,375)

Earning/(loss) per share - Basic	0.00	0.00
Earning/(loss) per share - Diluted	0.00	0.00

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR QUARTER ENDED NOV 30, 2022

	Preferred Stock		Exchangeable Shares		Common Stock		Additional		Foreign currency
	Shares (‘000)	Amount $	Shares (‘000)	Amount $	Shares (‘000)	Amount $	Paid in Capital	Retained Earnings	translation gain	Total
Balance at AUG 31, 2021	1,000	100	1,174,848	117,485	1,654,508	161,530	$5,442,572	$(6,146,744)	$(4,028)	$(429,085)
Effect on VIE termination								1,048,891	(98,326)	950,565
Shares issuance					73,587	7,359				7,359
Capital in excess of par value							1,464,376			1,464,376
Net loss for the period								(1,802,375)		(1,802,375)
Foreign currency translation gain	-	-	-	-	-	-	-	-	8,849	8,849
Balance at NOV 30, 2021	1,000	100	1,174,848	117,485	1,728,095	168,889	$6,906,948	$(6,900,228)	$(93,505)	$199,689

Balance at AUG 31, 2022	1,000	100	1,207,885	120,789	1,749,903	170,969	$7,622,202	$(8,888,264)	$(7,911)	$(982,115)
Shares issuance					1,500	150				150
Capital in excess of par value							29,820			29,820
Net loss for the period								(716,497)		(716,497)
Foreign currency translation gain	-	-	-	-	-	-	-	-	19,427	19,427
Balance at NOV 30, 2022	1,000	100	1,207,885	120,789	1,751,403	171,119	$7,652,022	$(9,604,761)	$11,516	$(1,649,215)

The accompanying notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW

FOR QUARTER ENDED NOV 30, 2022

	UNAUDITED	UNAUDITED
	Three Months Ended
	30-Nov-22	30-Nov-21
	US$	US$
Cash flows from operating activities:
Net Loss	(716,497)	(1,802,375)

Net income from continuing operations
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	380	1,552
Stock-based compensation	-	1,471,735
Accounts receivable & other receivable	36,637	(192,756)
Prepayments and other assets	(9,821)	9,817
Accounts payables	(28,224)	275,107
Accrued expenses and other liabilities	91,762	20,513
Advanced from customers	406,233	244,371
Net cash provided by (used in) operating activities	(219,530)	27,964

Cash flows from investing activities:
Additions to property, plant and equipment	-	-
Additions to intangible assets	-	-
Net cash provided (used in) investing activities	-	-

Cash flows from financing activities:
Due to related party	57,162	14,021
Proceeds from third party loan	39,533	(2,279)
Share subscriptions	29,970	-
Net cash provided (used in) financing activities	126,665	11,742

Effect of exchange rate changes on cash	19,427	8,849

Net increase in cash	(73,438)	48,555

Cash, beginning of period	179,895	39,128

Cash, end of period	106,457	87,683

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR QUARTER ENDED NOVEMBER 30, 2022

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

NOTE 4: STOCKHOLDERS’ EQUITY COMMON STOCK

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

Pursuant to the Share Exchange Agreement dated Aug 31, 2020, ADGS Advisory, Inc. (previous name before name change in May 2021) and QOEG started to exchange shares. As of Nov 30, 2022, there were 1,207,885,627 QOEG exchangeable shares that have not been exchanged to QOEG common shares. QOEG has 5,000,000,000 common shares and 20,000,000 preferred shares authorized. Among those shares, 1,751,403,669 QOEG common shares and 1,000,000 QOEG preferred shares were issued and outstanding.

NOTE 5: INCOME TAXES

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

NOTE 6: LOAN FROM SHAREHOLDERS

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company has entered into a service contract with Tianjin Zhipin Education Technology Co., Ltd as one of the outsourcing vendors on global online market research, education consulting and information technology consulting service in September 2021 for three years. The Company is not aware of any litigation incidental to the conduct of our business as of Nov 30, 2022.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Quality Online Education Group Inc. (ticker symbol: QOEG) for the quarters ended November 30, 2022 and 2021.

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

Liquidity, Capital Resources and Plan of Operations

Going Concern

Our financial statements appearing elsewhere in this offering circular have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to raise additional capital as required. For the quarter ended November 30, 2022, the Company incurred net losses of ($716,497). Initially, we intend to finance our operations through equity financings.

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

Results of Operations

Three months ended November 30, 2022, as Compared to three months ended November 30, 2021

Revenue: The Company billed our customers $1.16 million for the three months ended November 30, 2022 as compared to $0.34 million for the same period of November 30, 2021. The Company recorded revenue of $0.65 million for the three months ended November 30, 2022 as compared to $0.21 million for the same period of November 30, 2021.

Operating expenses: Total operating expenses for the three months ended November 30, 2022 was $1.16 million as compared to $1.91 million for the same period of November 30, 2021 due to decreased in operating activities namely, consulting expenses.

Net loss: Net loss for the three months ended November 30, 2022 was $0.72 million as compared to $1.80 million for the same period of November 30, 2021.

Contractual Obligations, Commitments and Contingencies

As of the date there are none.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by Item 304 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of November 30, 2022, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at November 30, 2022:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

If and when our financial resources allow, we plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Evaluation of Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exhibits 31.1 to this Quarterly Report is the Certifications of the Chief Executive Officer and Director. This Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning the Company, our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have a total of USD $30,000 (1,500,000 shares) Reg A sales by a company called Infinity Fund Canada LTD. during the Q1 period. Other than that, there were no unregistered sales of the Company’s equity securities during the quarter ended November 30, 2022, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund instalment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item that has not previously been reported.

Exhibit No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Director
32.1	Section 1350 Certification of Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quality Online Education Group Inc.

By:	/s/ XuYe Wu
Name:	XuYe Wu
Title:	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Dated: January 6, 2023

By:	/s/ Xijin Wu
Name:	Xijin Wu
Title:	Director

Dated: January 6, 2023