Form 10-Q
period 2023-02-28
Quality Online Education Group Inc.
filed 2023-04-14
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

The number of shares outstanding of the issuer’s Common Stock as of April 14, 2023 was 1,855,065,263.

i

Part I

ITEM 1. Financial Statements

QUALITY ONLINE EDUCATION GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE QUARTER ENDED FEB 28, 2023

QUALITY ONLINE EDUCATION GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR QUARTER ENDED NOV 30, 2022

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF BALANCE SHEET

AS OF FEB 28, 2023

	UNAUDITED	UNAUDITED
	28-Feb-23	30-Nov-22
	US$	US$
Current Assets
Cash	167,920	106,457
Account receivables	0	6,495
Other receivables	23,600	3,998
Prepayments and other current assets	12,873	9,821
Total current assets	204,394	126,771

Intangible assets	759,266	759,266
Property, plant and equipment, net	819,183	3,213
Total Assets	1,782,842	889,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	156,893	162,686
Receipt in advance	3,046,450	1,806,660
Third party loan payable	18,736	63,090
Assets acquisition payable	110,221	111,045
Due to related party	405,407	197,926
Accrued liabilities and other payable	125,810	108,222
Total current liabilities	3,863,518	2,449,629
Long-term loan
Long-term accounts payable	88,177	88,836
Total liabilities	3,951,695	2,538,465

Total Equity:
Share capital
Preferred shares, $0.0001 par value Issued and outstanding shares - 1,000,000	100	100
Common shares, $0.0001 par value Issued and outstanding shares - 1,783,310,675	174,310	171,119
Exchangeable shares, $0.0001 par value Issued and outstanding shares - 1,194,308,876	119,431	120,789
Additional paid in capital	8,016,820	7,652,022
Retained Earnings	(10,508,506)	(9,604,761)
Accumulated other comprehensive loss	28,991	11,516
Total stockholders’ equity	(2,168,854)	(1,649,215)

Total liabilities and stockholders’ equity	1,782,842	889,250

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR QUARTER ENDED FEB 28, 2023

	UNAUDITED	UNAUDITED
	Three Months Ended
	28-Feb-23	28-Feb-22
	US$	US$
Revenues	812,743	317,325
Total Revenues	812,743	317,325
Cost of Revenue	397,876	150,515
Total Cost of Revenues	397,876	150,515
Gross Profit (Loss)	414,867	166,810

Operating expenses:
Advertising & Marketing	10,685	5,798
Depreciation	0	901
Financing Costs	34,144	9,392
Commission	494,788	112,153
Rent or lease payments	5,857	9,565
Business consulting	661,858	1,195,148
Legal & Professional fees	8,950	4,292
Meal & Entertainment	2,153	786
Taxes & Licenses	2,397	0
General & Administrative expenses	15,811	16,029
Payroll & Benefits	81,969	14,574
Total operating expenses	1,318,612	1,368,638
Income from Operations	(903,745)	(1,201,829)

Income before income taxes	(903,745)	(1,201,829)

Provision for income taxes	-	-
Net Income (loss)	(903,745)	(1,201,829)
Foreign currency translation adjustment	-	-
Comprehensive income	(903,745)	(1,201,829)

Earning/(loss) per share - Basic	0.00	0.00
Earning/(loss) per share - Diluted	0.00	0.00

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR QUARTER ENDED FEB 28, 2023

	Preferred Stock		Exchangeable Shares		Common Stock		Additional		Foreign currency
	Shares (‘000)	Amount $	Shares (‘000)	Amount $	Shares (‘000)	Amount $	Paid in Capital	Retained Earnings	translation gain	Total
Balance at NOV 30, 2021	1,000	100	1,174,848	117,485	1,728,095	168,889	$4,518,826	$(4,053,079)	$(221,896)	$243,951
Effect on VIE termination
Shares issuance			33,037	3,304	20,808	2,080				5,384
Capital in excess of par value							916,387			916,387
Net loss for the period		-						(2,093,665)		(2,093,665)
Foreign currency translation gain									217,868	217,868
Balance at Feb 28, 2022	1,000	100	1,207,885	120,789	1,748,903	170,969	$5,435,213	$(6,146,744)	$(4,028)	$710,077

Balance at NOV 30, 2022	1,000	100	1,207,885	120,789	1,751,403	171,119	$7,652,022	$(9,604,761)	$11,516	$(1,649,215)
Shares issuance			13,576	1,358	31,908	3,191				1,833
Capital in excess of par value							364,798			364,798
Net loss for the period		-						(903,745)		(903,745)
Foreign currency translation gain									17,475	17,475
Balance at Feb 28, 2023	1,000	100	1,194,309	119,431	1,783,311	174,310	$8,016,820	$(10,508,506)	$28,991	$(2,168,854)

The accompanying notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW

FOR QUARTER ENDED FEB 28, 2023

	UNAUDITED	UNAUDITED
	Three Months Ended
	28-Feb-23	28-Feb-22
	US$	US$
Cash flows from operating activities:
Net Loss	(903,745)	(1,201,829)

Net income from continuing operations
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	0	901
Stock-based compensation	176,644	720,638
Accounts receivable & other receivable	(13,107)	160,634
Prepayments and other assets	(3,052)	0
Accounts payables	(6,452)	(149,776)
Accrued expenses and other liabilities	17,587	(20,395)
Advanced from customers	1,239,790	502,967
Net cash provided by (used in) operating activities	507,665	13,140

Cash flows from investing activities:
Additions to property, plant and equipment	(815,969)	(2,365)
Additions to intangible assets	-	-
Net cash provided (used in) investing activities	(815,969)	(2,365)

Cash flows from financing activities:
Due to related party	207,481	20,434
Proceeds from third party loan	(45,178)	12,533
Share subscriptions	189,987	0
Net cash provided (used in) financing activities	352,291	32,967

Effect of exchange rate changes on cash	17,475	(4,710)

Net increase in cash	61,464	39,032

Cash, beginning of period	106,457	87,683

Cash, end of period	167,920	126,715

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

NOTE 2 GOING CONCERN

The Company’s ability to continue operating as a “going concern” is dependent on its ability to increase revenues and raise sufficient additional working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company’s grossing billing are continuing increased significantly since last year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to the Share Exchange Agreement dated Aug 31, 2020, ADGS Advisory, Inc. (previous name before name change in May 2021) and QOEG started to exchange shares. As of February 28, 2023, there were 1,207,885,627 QOEG exchangeable shares that have not been exchanged to QOEG common shares. QOEG has 5,000,000,000 common shares and 20,000,000 preferred shares authorized. Among those shares, 1,749,903,669 QOEG common shares and 1,000,000 QOEG preferred shares were issued and outstanding.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company has entered into a service contract with Tianjin Zhipin Education Technology Co., Ltd as one of the outsourcing vendors on global online market research, education consulting and information technology consulting service in September 2021 for three years. The Company is not aware of any litigation incidental to the conduct of our business as of February 28, 2023.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Quality Online Education Group Inc. (ticker symbol: QOEG) for the quarters ended February 28, 2023 and 2022.

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

Liquidity, Capital Resources and Plan of Operations

Going Concern

Our financial statements appearing elsewhere in this offering circular have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to increase revenues or raise additional capital as required. For the quarter ended February 28, 2023, the Company's gross billing were $2.02 Million, 244% increased compare to Feb 28, 2022.

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

Results of Operations

Three months ended Feb 28, 2023, as Compared to three months ended Feb 28, 2022

Revenue: The Company billed our customers $2.02 million for the three months ended Feb 28, 2023 as compared to $0.64 million for the same period of Feb 28, 2022. The Company recorded revenue of $0.81 million for the three months ended Feb 28, 2023 as compared to $0.31 million for the same period of Feb 28, 2022.

Operating expenses: Total operating expenses for the three months ended Feb 28, 2023 was $1.32 million as compared to $1.37 million for the same period of Feb 28, 2022 due to decreased in operating activities namely, consulting expenses.

Net loss: Net loss for the three months ended Feb 28, 2023 was $0.93 million as compared to $1.20 million for the same period of Feb 28, 2022.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at February 28, 2023:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have a total of USD $189,987 (9,499,363 shares) Reg A sales during the Q2 period. The following table is the breakdown.

Name	Number of Shares Issued	Investment amount (USD)
Infinity Fund Canada LTD	276, 050	$5,521
Nan Cao	9,223,313	$184,466

We have a total of USD $176,644 of 8,832,188 Exchangeable shares issued during the Q2 period. The following table is the breakdown.

Name	Exchangeable Shares Issued	Cost Base (USD)
Kwok Yue Lee	2,619,485	$52,390
Xijin Wu	3,676,471	$73,529
Yue Wang	2,536,232	$50,725

Other than that, there were no unregistered sales of the Company’s equity securities during the quarter ended February 28, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Quality Online Education Group Inc.

By:	/s/ XuYe Wu
Name:	XuYe Wu
Title:	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Dated: April 14, 2023

By:	/s/ Xijin Wu
Name:	Xijin Wu
Title:	Director

Dated: April 14, 2023