Form 10-Q
period 2023-05-31
Quality Online Education Group Inc.
filed 2023-07-17
CIK 1439237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

The number of shares outstanding of the issuer’s Common Stock as of July 17, 2023 was 1,855,065,263.

i

Part I

ITEM 1. Financial Statements

QUALITY ONLINE EDUCATION GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR

THE QUARTER ENDED May 31, 2023

QUALITY ONLINE EDUCATION GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR QUARTER ENDED May 31, 2023

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF BALANCE SHEET

AS OF MAY 31, 2023

	UNAUDITED	UNAUDITED
	31-May-23	28-Feb-23
	US$	US$
Current Assets
Cash	167,037	167,920
Account receivables	0	0
Other receivables	30,004	23,600
Prepayments and other current assets	56,293	12,874
Total current assets	253,334	204,394

Intangible assets	759,266	759,266
Property, plant and equipment, net	969,656	819,183
Total Assets	1,982,256	1,782,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	588,079	156,893
Receipt in advance	4,022,872	3,046,450
Third party loan payable	15,084	18,736
Assets acquisition payable	110,270	110,221
Due to related party	427,273	405,408
Accrued liabilities and other payable	118,319	125,810
Total current liabilities	5,281,897	3,863,518
Long-term loan
Long-term accounts payable	88,216	88,177
Total liabilities	5,370,113	3,951,695

Total Equity:
Share capital
Preferred shares, $0.0001 par value Issued and outstanding shares - 1,000,000	100	100
Common shares, $0.0001 par value Issued and outstanding shares - 1,783,310,675	181,427	174,310
Exchangeable shares, $0.0001 par value Issued and outstanding shares - 1,194,308,876	119,431	119,431
Additional paid in capital	9,433,128	8,016,820
Retained Earnings	(13,121,979)	(10,508,506)
Accumulated other comprehensive loss	36	28,991
Total stockholders’ equity	(3,387,857)	(2,168,854)

Total liabilities and stockholders’ equity	1,982,256	1,782,842

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR QUARTER ENDED MAY 31, 2023

	UNAUDITED	UNAUDITED
	Three Months Ended
	31-May-23	31-May-22
	US$	US$
Revenues	1,289,795	509,986
Total Revenues	1,289,795	509,986
Cost of Revenue	539,097	220,943
Total Cost of Revenues	539,097	220,943
Gross Profit (Loss)	750,698	289,043

Operating expenses:
Advertising & Marketing	34,921	8,668
Depreciation	0	2,101
Financing Costs	63,605	0
Commission	652,877	152,657
Rent or lease payments	7,443	0
Business consulting	2,497,525	527,710
Legal & Professional fees	11,191	27,038
Taxes & Licenses	785	0
General & Administrative expenses	12,172	28,402
Payroll & Benefits	83,652	36,525
Total operating expenses	3,364,171	783,101
Income from Operations	(2,613,473)	(494,057)

Income before income taxes	(2,613,473)	(494,057)

Provision for income taxes	-	-
Net Income (loss)	(2,613,473)	(494,057)
Foreign currency translation adjustment	-	-
Comprehensive income	(2,613,473)	(494,057)

Earning/(loss) per share - Basic	0.00	0.00
Earning/(loss) per share - Diluted	0.00	0.00

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR QUARTER ENDED May 31, 2023

	Preferred Stock		Exchangeable Shares		Common Stock		Additional		Foreign currency
	Shares (‘000)	Amount $	Shares (‘000)	Amount $	Shares (‘000)	Amount $	Paid in Capital	Retained Earnings	translation gain	Total
Balance at Mar 01, 2022	1,000	100	1,207,885	120,789	1,748,903	170,969	$7,622,202	$(8,102,057)	$(98,215)	$(286,212)
Effect on VIE termination										-
Shares issuance										-
Capital in excess of par value										-
Net loss for the period		-		-		-	-	(494,057)		(494,057)
Foreign currency translation gain									(29,362)	(29,362)
Balance at May 31, 2022	1,000	100	1,207,885	120,789	1,748,903	170,969	$7,622,202	$(8,596,114)	$(127,577)	$(809,631)

Balance at Mar 01, 2023	1,000	100	1,194,309	119,431	1,783,894	174,310	$8,016,820	$(10,508,506)	$28,991	$(2,168,854)
Shares issuance					71,171	7,117	1,416,308			1,423,425
Capital in excess of par value										-
Net loss for the period		-		-		-		(2,613,473)	(28,955)	(2,642,428)
Foreign currency translation gain										-
Balance at May 31, 2023	1,000	100	1,194,309	119,431	1,855,065	181,427	$9,433,128	$(13,121,979)	$36	$(3,387,857)

The accompanying notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW

FOR QUARTER ENDED MAY 31, 2023

	UNAUDITED	UNAUDITED
	Three Months Ended
	31-May-23	31-May-22
	US$	US$
Cash flows from operating activities:
Net Loss	(2,613,473)	(494,057)

Net income from continuing operations	(28,955)	-
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	3,137
Stock-based compensation	1,273,425	-
Accounts receivable & other receivable	(6,404)	(38,204)
Prepayments and other assets	(43,420)	-
Accounts payables	431,225	135,106
Accrued expenses and other liabilities	(7,491)	16,592
Advanced from customers	976,422	377,902
Net cash provided by (used in) operating activities	(18,671)	476

Cash flows from investing activities:
Additions to property, plant and equipment	(150,473)	-
Additions to intangible assets	-	-
Net cash provided (used in) investing activities	(150,473)	-

Cash flows from financing activities:
Due to related party	21,865	2,857
Proceeds from third party loan	(3,603)	(611)
Share subscriptions	150,000	-
Net cash provided (used in) financing activities	168,262	2,246

Effect of exchange rate changes on cash		(29,362)

Net increase in cash	(882)	(26,640)

Cash, beginning of period	167,920	126,715

Cash, end of period	167,037	100,075

The accompany notes are an integral part of these consolidated financial statements

QUALITY ONLINE EDUCATION GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR QUARTER ENDED May 31, 2023

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

Pursuant to the Share Exchange Agreement dated Aug 31, 2020, ADGS Advisory, Inc. (previous name before name change in May 2021) and QOEG started to exchange shares. As of May 31, 2023, there were 1,194,308,876 QOEG exchangeable shares that have not been exchanged to QOEG common shares. QOEG has 5,000,000,000 common shares and 20,000,000 preferred shares authorized. Among those shares, 1,783,310,675 QOEG common shares and 1,000,000 QOEG preferred shares were issued and outstanding.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company has entered into a service contract with Tianjin Zhipin Education Technology Co., Ltd as one of the outsourcing vendors on global online market research, education consulting and information technology consulting service in September 2021 for three years. The Company is not aware of any litigation incidental to the conduct of our business as of May 31, 2023.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Quality Online Education Group Inc. (ticker symbol: QOEG) for the quarters ended May 31, 2023 and 2022.

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

Liquidity, Capital Resources and Plan of Operations

Going Concern

Our financial statements appearing elsewhere in this offering circular have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to increase revenues or raise additional capital as required. For the quarter ended May 31, 2023, the Company’s gross billing were $2.53 Million, 230% increased compare to May 31, 2022.

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

Results of Operations

Three months ended May 31, 2023, as Compared to three months ended May 31, 2022

Revenue: The Company billed our customers $2.53 million for the three months ended May 31, 2023 as compared to $0.77 million for the same period of May 31, 2022. The Company recorded revenue of $1.29 million for the three months ended May 31, 2023 as compared to $0.51 million for the same period of May 31, 2022.

Operating expenses: Total operating expenses for the three months ended May 31, 2023 was $2.09 million as compared to $0.78 million for the same period of May 31, 2022 due to decreased in operating activities namely, consulting expenses.

Net loss: Net loss for the three months ended May 31, 2023 was $1.34 million as compared to $0.49 million for the same period of May 31, 2022.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at May 31, 2023:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have a total of USD $1,583,627 worth of common shares issued during the Q3 period. The following table is the breakdown.

Name	Common Shares Issued	Cost Base (USD)
Hongjun Zhang	20,000,000	$400,000
Kun Wu	10,000,000	$200,000
Liangjiao Bai	10,000,000	$200,000
Hongmin Yu	2,000,000	$40,000
ChanJuan WANG	5,072,464	$101,449
Shan Tian	869,565	$17,391
Fang Yang	1,433,275	$28,666
Xin Feng	809,754	$16,195
Xue Liu	434,783	$8,696
Chow Chun Kit	5,514,706	$110,294
Aixia Hu	3,676,471	$73,529
Red Marketing Inc.	183,824	$3,676
Xuye Wu	3,676,471	$73,529
Luyuan Wang	5,000,000	$100,000
Peng Wu	2,500,000	$50,000
Total	71,171,313	1,423,425

Other than that, there were no unregistered sales of the Company’s equity securities during the quarter ended May 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Quality Online Education Group Inc.

By:	/s/ XuYe Wu
Name:	XuYe Wu
Title:	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Dated: July 17, 2023

By:	/s/ Xijin Wu
Name:	Xijin Wu
Title:	Director

Dated: July 17, 2023